Form 10-Q
period 2021-06-30
CC Neuberger Principal Holdings III
filed 2021-08-16
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CC NEUBERGER PRINCIPAL HOLDINGS III
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39984	98-1552405
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

200 Park Avenue, 58th Floor New York, New York	10166
(Address Of Principal Executive Offices)	(Zip Code)

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

As of August 16, 2021, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,006,362	$—
Prepaid expenses	1,280,790	11,396
Total current assets	2,287,152	11,396
Deferred offering costs associated with the proposed public offering	—	82,343
Cash and investments held in Trust Account	402,521,993	—
Total Assets	$404,809,145	$93,739

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$41,979	$33,175
Accrued expenses	188,200	—
Due to related party	99,286	—
Total current liabilities	329,465	33,175
Deferred legal fees	435,862	49,168
Working capital loan	1,840,000	—
Deferred underwriting commissions	14,087,500	—
Derivative liabilities	29,158,500	—
Total liabilities	45,851,327	82,343

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 35,395,781 and 0 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	353,957,810	—

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,854,219 and 0 shares issued and outstanding (excluding 35,395,781 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	486	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,506	1,506
Additional paid-in capital	14,079,105	23,494
Accumulated deficit	(9,081,089)	(13,604)
Total shareholders’ equity	5,000,008	11,396
Total Liabilities and Shareholders’ Equity	$404,809,145	$93,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended	For The Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$350,908	$801,808
Loss from operations	(350,908)	(801,808)
Other income (expense):
Change in fair value of derivative asset and liabilities	(3,674,500)	(7,551,500)
Financing costs	—	(736,170)
Investment income on investments held in Trust Account	1,465	21,993
Total other income (expense)	(3,673,035)	(8,265,677)
Net loss	$(4,023,943)	$(9,067,485)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000
Basic and diluted net income per ordinary share	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	14,808,702
Basic and diluted net loss per ordinary share	$(0.27)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Sale of units in initial public offering, gross	40,250,000	4,025	—	—	390,098,975	—	390,103,000
Offering costs	—	—	—	—	(22,089,093)	—	(22,089,093)
Shares subject to possible redemption	(35,798,176)	(3,580)	—	—	(357,978,180)	—	(357,981,760)
Net loss	—	—	—	—	—	(5,043,542)	(5,043,542)
Balance — March 31, 2021 (unaudited)	4,451,824	$445	15,062,500	$1,506	$10,055,196	$(5,057,146)	$5,000,001
Shares subject to possible redemption	402,395	41	—	—	4,023,909	—	4,023,950
Net loss	—	—	—	—	—	(4,023,943)	(4,023,943)
Balance - June 30, 2021 (unaudited)	4,854,219	$486	15,062,500	$1,506	$14,079,105	$(9,081,089)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(9,067,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	7,551,500
Financing costs	736,170
Interest income on investments held in Trust Account	(21,993)
Changes in operating assets and liabilities:
Prepaid expenses	(1,269,394)
Accounts payable	41,979
Accrued expenses	78,200
Due to related party	99,286
Deferred legal fees	117,862
Net cash used in operating activities	(1,733,875)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(181,088)
Proceeds from working capital loan	1,000,000
Proceeds received from initial public offering, gross	402,500,000
Proceeds received from private placement	10,050,000
Offering costs paid	(8,128,675)
Net cash provided by financing activities	405,240,237

Net change in cash	1,006,362

Cash - beginning of the period	—
Cash - end of the period	$1,006,362

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$110,000
Offering costs paid by related party under promissory note	$147,913
Accounts payable paid by related party under promissory note	$33,175
Deferred legal fees	$268,832
Deferred underwriting commissions	$14,087,500
Value of Class A ordinary shares subject to possible redemption	$342,987,200
Change in value of Class A ordinary shares subject to possible redemption	$10,970,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”)Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $2.0 million.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 11, 2021 and February 4, 2021, respectively, and the unaudited financial statements and notes thereto included in the Form10-Q filed by the Company with the SEC on May 25, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million in cash and did not have any additional cash equivalents as of June 30, 2021.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, including, but not limited to, derivative liabilities, at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheet.

Fair Value Measurements

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

Working Capital Loan

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in the fair value of working capital loan on the condensed statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities and the Company entered into a Forward Purchase Agreement. The Forward Purchase Agreement provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-twentieths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. All of our outstanding warrants and the forward purchase agreement are recognized as derivative assets and liabilities in accordance with ASC 815-40.

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each condensed balance sheet date and record the change in the condensed statements of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrants are valued using a binomial lattice pricing model and have subsequently been measured based on the listed market price of such warrants. Our Private Placement Warrants are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 35,395,781 and 0, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net loss per ordinary shares

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations include a presentation of income or loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares for the period is calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods.

Net loss per share, basic and diluted for Class B ordinary shares for the period is calculated by dividing the net loss, less net gain attributable to Class A ordinary shares, resulting in an adjusted net loss, by the weighted average number of Class B ordinary shares outstanding for the periods.

Reclassifications

Certain prior year amounts have been reclassified in these condesned financial statements to confirm to the current year presentation.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 - Initial Public Offering

On February 5, 2021, the Company consummated its Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.7 million, of which approximately $14.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 - Related Party Transactions

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

Founder Shares

On August 14, 2020, the Company issued an aggregate of 22,250,000 Class B ordinary shares to the Sponsor in exchange for a $25,000 payment from the Sponsor to cover for certain expenses on behalf of the Company, or approximately $0.001 per share (the “Founder Shares”). On January 13, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 7,187,500 Class B ordinary shares resulting in 15,062,500 Class B ordinary shares outstanding. On January 14, 2021 and June 24, 2021, respectively, the Sponsor transferred 40,000 Founder Shares to each Keith W. Abell and Joel Hackney, Jr., the independent director nominee. The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement to be entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”) as described below. On February 5, 2021, the underwriters fully exercised its over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On August 14, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of February 5, 2021, the Company borrowed approximately $181,000 under the Note. The loan balance was repaid in full as of June 8, 2021.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $1.8 million on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $99,000 in general and administrative expenses in the accompanying condensed statements of operations for the three and six months ended June 30, 2021, respectively, and approximately  $99,000 and $0 was included in due to related party at June 30, 2021 and December 31, 2020, respectively.

Note 5 - Commitments and Contingencies

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2021 and December 31, 2020, the Company recorded an aggregate of approximately $436,000 and $49,200, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheet.

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

Note 6 - Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, respectively, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, respectively, there were 4,854,219 and 0 Class A ordinary shares issued and outstanding, excluding 35,395,781 and 0 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Derivative Liabilities

Warrants

As of June 30, 2021, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements

A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:

Liabilities
Balance at December 31, 2020	$—
Acquisition date fair value of derivatives:
Public warrants issued in the initial public offering	12,397,000
Private placement warrants issued in connection with the initial public offering (a)	20,200,500
Forward purchase agreement (b)	9,138,000
Total acquisition date fair value of derivative liabilities	41,735,500
Change in fair value of warrant liabilities	(3,882,000)
Change in fair value of forward purchase agreement	(8,695,000)
Balance at June 30, 2021	29,158,500
(a)	The initial fair value of the private warrants issued in connection with the initial public offering includes $10.2 million in excess fair value over the warrant price which is reflected in change in fair value of derivative warrant liabilities in the statement of operations.
(b)	The initial fair value of the forward purchase agreement is reflected in change in fair value of warrant liabilities in the statement of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$350,960,920	$—	$—

Liabilities:
Working capital loan	$—	$—	$1,840,000
Derivative warrant liabilities - public	$10,223,500	$—	$—
Derivative warrant liabilities - private	$—	$—	$18,492,000
Derivative liabilities - Forward purchase agreement	$—	$—	$443,000

(1) - Excludes $50,001,832 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $1,559,241 in cash at June 30, 2021.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the period from January 13, 2021 (inception) through June 30, 2021 is summarized as follows:

	Derivative warrant	Forward purchase	Total derivative
	liabilities	agreement	(assets) liabilities
Derivative (assets) liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Placement Warrants	22,447,000	—	22,447,000
Initial value of forward purchase agreement recognized as change in fair value of derivative assets and liabilities	—	9,138,000	9,138,000
Initial excess fair value of Private Placement Warrants recognized in additional paid-in-capital	10,150,500	—	10,150,500
Change in fair value of derivative warrant liabilities	(5,149,500)	—	(5,149,500)
Change in fair value of forward purchase agreement	—	(10,262,000)	(10,262,000)
Transfer of Public Warrants to Level 1	(9,257,500)	—	(9,257,500)
Derivative (assets) liabilities at March 31, 2021	18,190,500	(1,124,000)	17,066,500
Change in fair value of derivative warrant liabilities	301,500	—	301,500
Change in fair value of forward purchase agreement	—	1,567,000	1,567,000
Derivative (assets) liabilities at June 30, 2021	18,492,000	443,000	18,935,000

The change in the fair value of the working capital loan measured with Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

Fair value at January 1, 2021	$—
Initial fair value of working capital loan	1,000,000
Change in fair value of working capital loan	840,000
Fair value of working capital loan at June 30, 2021	$1,840,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers between levels for the six months ended June 30, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan is valued using the value of the private placement warrants assuming it converts at $1.00 per warrant. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three and six months ended June 30, 2021, the Company recognized a loss on the statements of operations resulting from an increase in the fair value of liabilities of approximately $2.8 million and $6.7, respectively, million presented as change in fair value of derivative liabilities on the accompanying condensed statement of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of June 30, 2021. The methodologies also include an expected merger date, which was set as August 5, 2022, which is 18 months after the Initial Public Offering date. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. For public warrants and when such warrants have observed pricing in the public markets, we back-solved for the volatility input to our pricing model such that the resulting value equals the observed price. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, we assume a volatility based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination and in cases where the public warrants are subject to the make-whole table, then we assume a volatility based on the volatility of the target company’s peer group.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30,
Private Warrants	2021
Stock price	$9.78
Volatility	30.0%
Expected life of the options to convert	5.5
Risk-free rate	1.0%
Dividend yield	0.0%

As of June 30,
Forward Purchase Agreements	2021
Stock price	$9.78
Probability of Merger Closing	80.0%
Discount Term	1.10
Risk-free rate	0.09%

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through August 16, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Our sponsor is CC Neuberger Principal Holdings III Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, we consummated our Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.7 million, of which approximately $14.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.1 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $402.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.0 million in its operating bank account, and working capital of approximately $2.0 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (see Note 4), and a loan from the Sponsor of approximately $181,000 under the Note (see Note 4). The Note is due on demand and remains outstanding to date. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans (as defined in Note 4) as may be required.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we had a net loss of approximately $4.0 million, which consisted of $3.7 million loss from changes in fair value of derivative financial instruments and approximately $351,000 in general and administrative costs, which was partially offset by approximately $1,000 in net gain earned on investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $9.1 million, which consisted of $7.6 million  loss from changes in fair value of derivative financial instruments, approximately $736,000 of financing costs and approximately $802,000 in general and administrative costs, which was partially offset by approximately $22,000 in net gain earned on investments held in the Trust Account.

Contractual Obligations

Related Party Loans

On August 14, 2020, the Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of February 5, 2021, we borrowed approximately $181,000 under the Note. The loan balance was repaid in full on June 8, 2021.

On May 20, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to the Sponsor. The Note does not bear interest and is repayable in full upon consummation of our Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into private placement warrants, at a price of $1.00 per private placement warrant. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, we had $1.0 million outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $99,000 in general and administrative expenses in the accompanying statements of operations for the three and six months ended June 30, 2021, respectively, and $99,000 and $0 was included in accrued expenses - related party at June 30, 2021 and December 31, 2020, respectively.

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

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement entered into upon the closing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2021 and December 31, 2020, we recorded an aggregate of approximately $436,000 and $49,200 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

Critical Accounting Policies

Working Capital Loan

We have elected the fair value option to account for our working capital loan with our Sponsor. As a result of applying the fair value option of the conversion feature, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan on the condensed statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and ASC 815-15, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in the Initial Public Offering, Private Placement Warrants, as well as the Forward Purchase Agreement are recognized as derivative assets and liabilities in accordance with ASC 815-40.

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

Class A ordinary shares subject to possible redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 35,395,781 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary shares

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The unaudited condensed statements of operations include a presentation of income or loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income or loss per share, basic and diluted for Class A ordinary shares for the period is calculated by dividing the gain on marketable securities, dividends and interest held in Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per share, basic and diluted for Class B ordinary shares for the period is calculated by dividing the net loss, less net income attributable to Class A ordinary shares, resulting in an adjusted net loss, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021. Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other tan the remediation steps taken to address the material weakness. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals

PART II - OTHER INFORMATION

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

On April 12, 2021, the Staff of the SEC issued a public statement (the “SEC Staff Statement”) entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs’). This SEC Staff Statement highlighted the complex nature of warrants issued in connection with a SPAC’s formation and initial registered offering and the potential accounting implications of certain terms that may be common in warrants included in SPAC transactions to determine if any errors exist in previously-filed financial statements. With this new public statement, we determined that a fresh evaluation of the accounting for the warrants was necessary, and we are now of the view that our warrants should have been accounted for as a liability, recorded at fair value at the date of issuance and marked to market at each balance sheet date.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $181,000.

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

Dated: August 16, 2021	CC NEUBERGER PRINCIPAL HOLDINGS III

	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer