Form 10-Q
period 2021-09-30
CC Neuberger Principal Holdings III
filed 2021-11-10
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 9, 2021, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 24, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and for the period from July 24, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from July 24, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$955,532	$—
Prepaid expenses	1,070,000	11,396
Total current assets	2,025,532	11,396
Deferred offering costs associated with the proposed public offering	—	82,343
Derivative assets	545,000	—
Cash and investments held in Trust Account	402,567,270	—
Total Assets	$405,137,802	$93,739

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$8,168	$33,175
Accrued expenses	188,840	—
Due to related party	159,286	—
Total current liabilities	356,294	33,175
Deferred legal fees	449,846	49,168
Working capital loan	1,868,000	—
Deferred underwriting commissions	14,087,500	—
Derivative liabilities	26,723,000	—
Total liabilities	43,484,640	82,343

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 40,250,000 and 0 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	402,500,000	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 and no shares authorized at September 30, 2021 and December 30, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,506	1,506
Additional paid-in capital	—	23,494
Accumulated deficit	(40,848,344)	(13,604)
Total shareholders' (deficit) equity	(40,846,838)	11,396
Total Liabilities and Shareholders' (Deficit) Equity	$405,137,802	$93,739

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Period
			from July 24,
			2020 (inception)
	For The Three Months Ended	For The Nine Months Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$302,433	$1,104,241	$10,685
Loss from operations	(302,433)	(1,104,241)	(10,685)
Other income (expense):
Change in fair value of derivative asset and liabilities	2,952,500	(4,599,000)	—
Financing costs	—	(736,170)	—
Unrealized gain on investments held in Trust Account	45,277	67,270	—
Total other income (expense)	2,997,777	(5,267,900)	—
Net income (loss)	$2,695,344	$(6,372,141)	$(10,685)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	35,089,744	—
Basic and diluted net income (loss) per Class A ordinary share	$0.05	$(0.13)	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	14,894,231	9,565,217
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(0.13)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Sale of units in initial public offering, gross	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,494)	(34,462,599)	(34,486,093)
Net loss	—	—	—	—	—	(5,043,542)	(5,043,542)
Balance — March 31, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(39,519,745)	$(39,518,239)
Net loss	—	—	—	—	—	(4,023,943)	(4,023,943)
Balance — June 30, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(43,543,688)	$(43,542,182)
Net loss	—	—	—	—	—	2,695,344	2,695,344
Balance — September 30, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(40,848,344)	$(40,846,838)

For The Period from July 24, 2020 (inception) through September 30, 2020

			Additional		Total
	Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - July 24, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	15,062,500	1,506	23,494	—	25,000
Net loss	—	—	—	(10,685)	(10,685)
Balance - September 30, 2020	15,062,500	$1,506	$23,494	$(10,685)	$14,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For the period
	For the	from July 24, 2020
	nine months ended	(inception) through
	September	September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(6,372,141)	$(10,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	4,599,000	—
Financing costs	736,170	—
Unrealized gain on investments held in Trust Account	(67,270)	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,058,604)	10,685
Accounts payable	8,168	—
Accrued expenses	78,840	—
Due to related party	159,286	—
Deferred legal fees	131,846	—
Net cash used in operating activities	(1,784,705)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(402,500,000)	—
Net cash used in investing activities	(402,500,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(181,088)	—
Proceeds from working capital loan	1,000,000	—
Proceeds received from initial public offering, gross	402,500,000	—
Proceeds received from private placement	10,050,000	—
Offering costs paid	(8,128,675)	—
Net cash provided by financing activities	405,240,237	—

Net change in cash	955,532	—

Cash - beginning of the period	—	—
Cash - ending of the period	$955,532	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$110,000	$—
Offering costs paid by related party under promissory note	$147,913	$—
Accounts payable paid by related party under promissory note	$33,175	$—
Deferred legal fees	$268,832	$49,168
Deferred underwriting commissions	$14,087,500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

CC Neuberger Principal Holdings III (the “Company”) is a blank check company incorporated in the Cayman Islands on July 24, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet selected (“Business Combination”). The Company may pursue a Business Combination in any industry or sector.

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”)Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company. The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $956,000 in its operating bank account and working capital of approximately $1.7 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (see Note 4), and a loan from the Sponsor of approximately $181,000 under the Note (see Note 4). The Company fully repaid the Note on June 8, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company a Working Capital Loans (as defined in Note 4) as may be required. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor.  See Note 4 for more details.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 11, 2021 and February 4, 2021, respectively, and the unaudited financial statements and notes thereto included in the Form 10-Q filed by the Company with the SEC on May 25, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, and the audited balance sheet as of February 5, 2021 (included as an exhibit to the Company’s Form 8-K filed with the SEC on February 11, 2021), is a reclassification of $44,518,240, $48,542,190, and $17,777,300, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows from operations or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $956,000 in cash and did not have any additional cash equivalents as of September 30, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, including, but not limited to, derivative assets and liabilities, at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for derivative assets and liabilities (see Note 9).

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

Working Capital Loan

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in the fair value of working capital loan on the condensed balance sheet and condensed statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

The working capital loan is convertible into warrants upon a successful business combination.  In the event of an unsuccessful business combination, the working capital loan is forgiven and expires worthless.

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

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities. The Company also entered into a Forward Purchase Agreement which may be classified as a Derivative Asset or Liability. The Forward Purchase Agreement provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-twentieths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination. All of our outstanding warrants and the forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815-40.

In the event of an unsuccessful business combination, the warrants will expire worthless, with no liability due and a reversal of the accumulated deficit.

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each condensed balance sheet date and record the change in the condensed statements of operations as a (gain) loss on change in fair value of derivative assets and liabilities. Our public warrants were initially valued using a binomial lattice pricing model and have subsequently been measured based on the listed market price of such warrants. Our Private Placement Warrants are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. These offering costs are only payable in the event of a successful business combination.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2020, there were no Class A ordinary shares issued or outstanding. The Company did not have warrants outstanding as of September 30, 2020, as such diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 24, 2020 (inception) through September 30, 2020.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,961,358	$733,986	$(4,473,370)	$(1,898,771)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,250,000	15,062,500	35,089,744	14,894,231

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.13)	$(0.13)

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For The Period
from July 24, 2020
(inception)
through
September 30,
2020
Class B
Basic and diluted net loss per ordinary share:
Numerator:
Net loss	$(10,685)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,565,217

Basic and diluted net loss per ordinary share	$—

Reclassifications

Certain prior year amounts have been reclassified in these condensed financial statements to conform to the current year presentation.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

On February 5, 2021, the Company consummated its Initial Public Offering of 40,250,000 Units, including 5,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.7 million, of which approximately $14.1 million was for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Founder Shares

On August 14, 2020, the Company issued an aggregate of 22,250,000 Class B ordinary shares to the Sponsor in exchange for a $25,000 payment from the Sponsor to cover for certain expenses on behalf of the Company, or approximately $0.001 per share (the “Founder Shares”). On January 13, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 7,187,500 Class B ordinary shares resulting in 15,062,500 Class B ordinary shares outstanding. On January 14, 2021 and June 24, 2021, respectively, the Sponsor transferred 40,000 Founder Shares to each of Keith W. Abell and Joel Hackney, Jr., the independent directors. The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement to be entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”) as described below. On February 5, 2021, the underwriters fully exercised its over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On August 14, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of February 5, 2021, the Company borrowed approximately $181,000 under the Note. The loan balance was repaid in full as of June 8, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of September 30, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $1.9 million on the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $159,000 in general and administrative expenses in the accompanying condensed statements of operations for the three and nine months ended September 30, 2021, respectively, and approximately $159,000 and $0 was included in due to related party at September 30, 2021 and December 31, 2020, respectively.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

unit, or approximately $14.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of September 30, 2021 and December 31, 2020, the Company recorded an aggregate of approximately $450,000 and $49,200, respectively, in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

As of September 30, 2021, Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	34,486,093
Class A ordinary shares subject to possible redemption	$402,500,000

Note 7 - Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, respectively, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, respectively, there were 40,250,000 and 0 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 15,062,500 Class B ordinary shares issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of our initial business combination, holders of a majority of our Class B ordinary shares may remove a member of our board of directors for any reason. These provisions unaudited condensed of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

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

Note 8 - Derivative Liabilities

Warrants

As of September 30, 2021, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no warrants outstanding.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:

	Asset	Liabilities
Derivative (assets) liabilities at December 31, 2020	$—	$—
Acquisition date fair value of derivatives:
Public warrants issued in the initial public offering	—	12,397,000
Private Placement Warrants (a)	—	20,200,500
Forward purchase agreement (b)	—	9,138,000
Total acquisition date fair value of derivative asset (liabilities)	—	41,735,500
Change in fair value of warrant liabilities	—	(5,874,500)
Change in fair value of forward purchase agreement	—	(9,683,000)
Reclass to forward asset	(545,000)	545,000
Derivative (assets) liabilities at September 30, 2021	(545,000)	26,723,000
(a)	The initial fair value of the Private Placement Warrants includes $10.2 million in excess fair value over the warrant price which is reflected in change in fair value of derivative warrant liabilities in the statement of operations.
(b)	The initial fair value of the forward purchase agreement is reflected in change in fair value of warrant liabilities in the statement of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2020.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$322,976,310	$—	$—
Derivative assets - Forward purchase agreement	—	—	545,000
Liabilities:
Derivative warrant liabilities - Public	8,130,500	—	—
Derivative warrant liabilities - Private	—	—	18,592,500

(1) - Excludes $50,003,092 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $29,587,868 in cash at September 30, 2021.

The change in the fair value of the Level 3 derivative warrant liabilities for the period from December 31, 2020 through September 30, 2021 is summarized as follows:

	Derivative warrant	Forward
	liabilities	purchase agreement	Total
Derivative (assets) liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Placement Warrants	22,447,000	—	22,447,000
Initial value of forward purchase agreement recognized as change in fair value of derivative assets and liabilities	—	9,138,000	9,138,000
Initial excess fair value of Private Placement Warrants recognized in additional paid-in-capital	10,150,500	—	10,150,500
Change in fair value of derivative warrant liabilities	(5,149,500)	—	(5,149,500)
Change in fair value of forward purchase agreement	—	(10,262,000)	(10,262,000)
Transfer of Public Warrants to Level 1	(9,257,500)	—	(9,257,500)
Derivative (assets) liabilities at March 31, 2021	18,190,500	(1,124,000)	17,066,500
Change in fair value of warrant liabilities	301,500	—	301,500
Change in fair value of forward purchase agreement	—	1,567,000	1,567,000
Derivative (assets) liabilities at June 30, 2021	18,492,000	443,000	18,935,000
Change in fair value of warrant liabilities	100,500	—	100,500
Change in fair value of forward purchase agreement	—	(988,000)	(988,000)
Derivative (assets) liabilities at September 30, 2021	18,592,500	(545,000)	18,047,500

The change in the fair value of the working capital loan measured with Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

Fair value at December 31, 2020	$—
Initial fair value of working capital loan	1,000,000
Change in fair value of working capital loan	868,000
Fair value of working capital loan at September 30, 2021	$1,868,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers between levels for the nine months ended September 30, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three and nine months ended September 30, 2021, the Company recognized a gain and (loss) on the statements of operations resulting from an decrease and increase in the fair value of liabilities of approximately $3.0 million and $(4.6) million, respectively, presented as change in fair value of derivative assets and liabilities on the accompanying unaudited condensed statement of operations.

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Assets and Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of September 30, 2021. The methodologies also include an expected merger date, which was set as August 5, 2022, which is 18 months after the Initial Public Offering date. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, we assume a volatility based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination and in cases where the public warrants are subject to the make-whole table, then we assume a volatility based on the volatility of the target company’s peer group.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30,
Private Warrants	2021
Stock price	$9.77
Volatility	30.0%
Expected life of the options to convert	5.5
Risk-free rate	1.1%
Dividend yield	0.0%

As of September 30,
Forward Purchase Agreements	2021
Stock price	$9.77
Probability of Merger Closing	80.0%
Discount Term	0.85
Risk-free rate	0.08%

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30,
Working Capital Loan	2021
Stock price	$9.77
Annual Equity Volatility	30.0%
Expected life of the options to convert	5.0
Risk-free rate	1.1%
Dividend yield	0.0%
Probability of Merger Closing	80.0%

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 9, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $956,000 in our operating bank account, and working capital of approximately $1.7 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (see Note 4), and a loan from the Sponsor of approximately $181,000 under the Note (see Note 4). The Company repaid the Note in full on June 8, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans (as defined in Note 4) as may be required. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor (see Note 4).

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

Results of Operations

Our entire activity from inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended September 30, 2021, we had a net income of approximately $2.7 million, which consisted of approximately $302,000 in general and administrative costs, which was more than offset by $3.0 million gain from changes in fair value of derivative financial instruments and approximately $45,000 in net gain earned on investments held in the Trust Account.

For the nine months ended September 30, 2021, we had a net loss of approximately $6.4 million, which consisted of $4.6 million loss from changes in fair value of derivative financial instruments, approximately $1.1 million in general and administrative costs and approximately $736,000 of financing costs, which was partially offset by approximately $67,000 in net gain earned on investments held in the Trust Account.

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

In addition, in order to finance transaction costs in connection with a Business Combination or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender's discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor.  As of September 30, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $1.9 million on the accompanying unaudited condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $159,000 in general and administrative expenses in the accompanying statements of operations for the three and nine months ended September 30, 2021, respectively, and $159,000 and $0 was included in accrued expenses - related party at September 30, 2021 and December 31, 2020, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of September 30, 2021 and December 31, 2020, we recorded an aggregate of approximately $450,000 and $49,200 in connection with such arrangement as deferred legal fees in the accompanying balance sheet.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

On May 20, 2021, the Company issued a Working Capital Loan (the “Working Capital Loan”) in the principal amount of $1,000,000 to the Sponsor. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into private placement warrants, at a price of $1.00 per private placement warrant.

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

Dated: November 10, 2021	CC NEUBERGER PRINCIPAL HOLDINGS III

	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer