Form 10-Q/A
period 2021-09-30
CC Neuberger Principal Holdings III
filed 2021-12-22
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 22, 2021, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to CC Neuberger Principal Holdings III, unless the context otherwise indicates.

Background of Restatement

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of CC Neuberger Principal Holdings III as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “First Amended Filing”).

On February 5, 2021, the Company consummated its Initial Public Offering (“IPO”) of 40,250,000 Class A ordinary shares (the “Public Shares”), including the 5,250,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $402.5 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.1 million.

On November 10, 2021, CC Neuberger Principal Holdings III (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on February 5, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. Effective with these condensed financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 2, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021 and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 24, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and for the period from July 24, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from July 24, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

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

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Sale of units in initial public offering, gross	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,494)	(34,462,599)	(34,486,093)
Net loss	—	—	—	—	—	(5,043,542)	(5,043,542)
Balance — March 31, 2021 (unaudited), as restated	—	$—	15,062,500	$1,506	$—	$(39,519,745)	$(39,518,239)
Net loss	—	—	—	—	—	(4,023,943)	(4,023,943)
Balance — June 30, 2021 (unaudited), as restated	—	$—	15,062,500	$1,506	$—	$(43,543,688)	$(43,542,182)
Net loss	—	—	—	—	—	2,695,344	2,695,344
Balance — September 30, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(40,848,344)	$(40,846,838)

For The Period from July 24, 2020 (inception) through September 30, 2020

			Additional		Total
	Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - July 24, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	15,062,500	1,506	23,494	—	25,000
Net loss	—	—	—	(10,685)	(10,685)
Balance - September 30, 2020	15,062,500	$1,506	$23,494	$(10,685)	$14,315

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

Note 2 - Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Effective with these condensed financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.  The previously presented Affected Quarterly Periods should no longer be relied upon.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$405,403,440		$405,403,440
Total liabilities	$42,421,679		$42,421,679
Class A ordinary shares subject to redemption at $10.00 per share	$357,981,760	$44,518,240	$402,500,000
Preference shares	—	—	—
Class A ordinary shares	445	(445)	—
Class B ordinary shares	1,506	—	1,506
Additional paid-in capital	10,055,196	(10,055,196)	—
Accumulated deficit	(5,057,146)	(34,462,599)	(39,519,745)
Total shareholders' equity (deficit)	$5,000,001	$(44,518,240)	$(39,518,239)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$405,403,440	$—	$405,403,440

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$342,987,200	$(342,987,200)	$—
Change in value of Class A ordinary shares subject to possible redemption	$14,994,560	$(14,994,560)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$404,809,145		$404,809,145
Total liabilities	$45,851,327		$45,851,327
Class A ordinary shares subject to redemption at $10.00 per share	$353,957,810	$48,542,190	$402,500,000
Preference shares	—	—	—
Class A ordinary shares	486	(486)	—
Class B ordinary shares	1,506	—	1,506
Additional paid-in capital	14,079,105	(14,079,105)	—
Accumulated deficit	(9,081,089)	(34,462,599)	(43,543,688)
Total shareholders' equity (deficit)	$5,000,008	$(48,542,190)	$(43,542,182)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$404,809,145	$—	$404,809,145

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$342,987,200	$(342,987,200)	$—
Change in value of Class A ordinary shares subject to possible redemption	$10,970,610	$(10,970,610)	$—

In connection with the change in presentation for the Public Shares, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(5,043,542)	$—	$(5,043,542)
Weighted average shares outstanding - Class A ordinary shares	40,250,000	(15,652,778)	24,597,222
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.13)	$(0.13)
Weighted average shares outstanding - Class B ordinary shares	14,552,083	—	14,552,083
Basic and diluted loss per share - Class B ordinary shares	$(0.35)	$0.22	$(0.13)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(4,023,943)	$—	$(4,023,943)
Weighted average shares outstanding - Class A ordinary shares	40,250,000	—	40,250,000
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.07)	$(0.07)
Weighted average shares outstanding - Class B ordinary shares	15,062,500	—	15,062,500
Basic and diluted loss per share - Class B ordinary shares	$(0.27)	$0.2	$(0.07)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$(9,067,485)	$—	$(9,067,485)
Weighted average shares outstanding - Class A ordinary shares	40,250,000	(7,783,149)	32,466,851
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.19)	$(0.19)
Weighted average shares outstanding - Class B ordinary shares	14,808,702	—	14,808,702
Basic and diluted loss per share - Class B ordinary shares	$(0.61)	$0.42	$(0.19)

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

As of September 30, 2021, Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	34,486,093
Class A ordinary shares subject to possible redemption	$402,500,000

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

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through December 22, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Item 4. Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of equity and equity linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of equity and equity linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Company reevaluated its SAB 99 analysis originally prepared to support the filing of its Form 10-Q on November 10, 2021, in which it concluded based on the “total mix” of qualitative and quantitative factors that the changes related to the Company’s classification of Class A Ordinary Shares subject to possible redemption would not have materially impacted the judgment of a reasonable person relying on previously issued financial statements, due in part to the fact that the changes in classification of Class A Ordinary Shares did not impact Total Assets, Total Liabilities, Net Income, cash flows, or the “Investments and cash held in Trust Account” line item on the balance sheet. Upon further consultation with our advisors, we have now determined that the quantitative adjustment to reclass amounts between Redeemable Equity and Permanent Equity overwhelms the other qualitative factors in the “total mix”, which in turn requires a restatement of previously issued financial statements. Due to the requirement for us to restate previously released financial statements, we have determined that a material weakness exists. Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the equity and equity linked instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We have identified material weaknesses in our internal controls over financial reporting.

We have identified a material weakness in our internal controls over financial reporting as of February 5, 2021 and March 31, 2021 related to accounting for derivatives liabilities in conformity with a public statement (the “SEC Staff Statement”) entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs’) issued by the Staff of the SEC on April, 12, 2021.

In connection with our preparation of financial statements as of September 30, 2021, we have also identified a material weakness in our internal controls over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. The Board, in consultation with management and upon the recommendation of the audit committee of the Board, concluded that the previously issued financial statements as of the Affected Periods should be restated to report all Class A common stock as temporary equity.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and a material weakness could result in us being unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors losing confidence in our financial reporting, our securities price declining or us facing litigation as a result of the foregoing. We have taken steps to remediate the material weakness identified, including a full review of the accounting practices for our issued securities in consultation with accounting and legal experts. These remediation measures may be time consuming and costly, and we cannot provide assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated: December 22, 2021	CC NEUBERGER PRINCIPAL HOLDINGS III

	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer