Form 10-Q
period 2022-03-31
CC Neuberger Principal Holdings III
filed 2022-05-13
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 13, 2022, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$846,088	$908,154
Prepaid expenses	676,850	875,001
Total current assets	1,522,938	1,783,155
Deferred offering costs associated with the proposed public offering	—	—
Cash and investments held in Trust Account	402,725,066	402,608,157
Total Assets	$404,248,004	$404,391,312

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$14,181	$9,568
Accrued expenses	211,363	211,866
Due to related party	279,286	219,286
Total current liabilities	504,830	440,720
Non-current accounts payable and accrued expenses	508,600	459,275
Working capital loan	1,344,000	1,877,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	18,919,000	29,265,000
Total Liabilities	35,363,930	46,129,495

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021, respectively	402,500,000	402,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(33,617,432)	(44,239,689)
Total Shareholders’ Deficit	(33,615,926)	(44,238,183)
Total Liabilities and Shareholders’ Deficit	$404,248,004	$404,391,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$373,652	$450,900
Loss from operations	(373,652)	(450,900)
Other income (expense):
Change in fair value of derivative liabilities	10,879,000	(3,877,000)
Financing costs	—	(736,170)
Unrealized gain on investments held in Trust Account	116,909	20,528
Total other income (expense)	10,995,909	(4,592,642)
Net income (loss)	$10,622,257	$(5,043,542)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	24,597,222
Basic and diluted net income (loss) per ordinary share	$0.19	$(0.13)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	14,552,083
Basic and diluted net income (loss) per ordinary share	$0.19	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022

2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Net income	—	—	—	—	—	10,622,257	10,622,257
Balance — March 31, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(33,617,432)	$(33,615,926)

For The Three Months Ended March 31, 2021

2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Accretion on Class A ordinary shares subject to possible redemption	—	$—	—	$—	(23,494)	(34,462,599)	(34,486,093)
Net loss	—	—	—	—	—	(5,043,542)	(5,043,542)
Balance - March 31, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(39,519,745)	$(39,518,239)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$10,622,257	$(5,043,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(10,879,000)	3,877,000
Financing costs	—	736,170
Unrealized gain on investments held in Trust Account	(116,909)	(20,528)
Changes in operating assets and liabilities:
Prepaid expenses	198,151	(1,477,497)
Accounts payable	4,613	19,167
Accrued expenses	(503)	76,888
Due to related party	60,000	39,286
Non-current accounts payable and accrued expenses	49,325	88,000
Net cash used in operating activities	(62,066)	(1,705,056)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	402,500,000
Proceeds received from private placement	—	10,050,000
Offering costs paid	—	(8,074,925)
Net cash provided by financing activities	—	404,475,075

Net change in cash	(62,066)	270,019

Cash - beginning of the period	908,154	—
Cash - ending of the period	$846,088	$270,019

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$53,750
Offering costs included in accrued expenses	$—	$110,000
Offering costs paid by related party under promissory note	$—	$147,913
Accounts payable paid by related party under promissory note	$—	$33,175
Deferred legal fees	$—	$268,832
Deferred underwriting commissions	$—	$14,087,500

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $846,000 in its operating bank account and working capital of approximately $1.0 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 5, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 5, 2023.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not hold any cash equivalents.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investment Securities Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. The Trust Account may also contain balances of cash as result of investment activity.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, except for derivative liabilities (see Note 9).

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in the fair value of working capital loan on the accompanying condensed balance sheet and change in fair value of derivative liabilities in the accompanying unaudited condensed statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each condensed balance sheet date and record the change in the condensed statement of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrants were initially valued using a binomial lattice pricing model and have subsequently been measured based on the listed market price of such warrants. Our Private Placement Warrants are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of our derivative liabilities change at each condensed balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one condensed balance sheet period to the next could be materially different.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the accompanying unaudited condensed statements of operations. Offering costs associated with the issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. These offering costs are only payable in the event of a successful business combination.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$7,729,642	$2,892,615	$(3,168,821)	$(1,874,721)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,250,000	15,062,500	24,597,222	14,552,083

Basic and diluted net income (loss) per ordinary share	$0.19	$0.19	$(0.13)	$(0.13)

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Founder Shares

On August 14, 2020, the Company issued an aggregate of 22,250,000 Class B ordinary shares to the Sponsor in exchange for a $25,000 payment from the Sponsor to cover for certain expenses on behalf of the Company, or approximately $0.001 per share (the “Founder Shares”). On January 13, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 7,187,500 Class B ordinary shares resulting in 15,062,500 Class B ordinary shares outstanding. On January 14, 2021, June 24, 2021 and April 29, 2022, respectively, the Sponsor transferred 40,000 Founder Shares to each of Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly, the independent directors. The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement to be entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”) as described below. On February 5, 2021, the underwriters fully exercised their over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of March 31, 2022 and December 31, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $1.3 million and $1.9 million, respectively, on the accompanying condensed balance sheets.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $39,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively, and approximately $279,000 and $219,000 was included in due to related party at March 31, 2022 and December 31, 2021, respectively.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of and March 31, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $509,000 and $459,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	34,486,093
Class A ordinary shares subject to possible redemption	$402,500,000

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, respectively, there were no preference shares issued or outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, respectively, there were 40,250,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

Note 8 - Derivative Liabilities

Warrants

As of March 31, 2022 and December 31, 2021, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$352,376,230	$—	$—
Liabilities:
Derivative warrant liabilities - Public	4,991,000	—	—
Derivative warrant liabilities - Private	—	—	13,467,000
Derivative liabilities – Forward purchase agreement	—	—	461,000
Working capital loan	—	—	1,344,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$352,476,525	$—	$—
Liabilities:
Derivative warrant liabilities - Public	8,774,500	—	—
Derivative warrant liabilities - Private	—	—	18,793,500
Derivative liabilities - Forward purchase agreement	—	—	1,697,000
Working capital loan	—	—	1,877,000
(1)	Excludes $50,008,810 and $50,004,352 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $340,026 and $127,280 in cash at March 31, 2022 and December 31, 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended March 31, 2022 and 2021, the Company recognized a gain and (loss) on the accompanying unaudited condensed statements of operations resulting from an decrease and increase in the fair value of derivative liabilities of approximately $10.9 million and $(3.9) million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2022 and 2021, respectively, are summarized as follows:

	Derivative warrant	Forward
	liabilities	purchase agreement	Total
Derivative liabilities at December 31, 2021	18,793,500	1,697,000	20,490,500
Change in fair value of warrant liabilities	(5,326,500)	—	(5,326,500)
Change in fair value of forward purchase agreement	—	(1,236,000)	(1,236,000)
Derivative liabilities at March 31, 2022	$13,467,000	$461,000	$13,928,000

	Derivative	Forward purchase
	warrant liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Placement Warrants	22,447,000	—	22,447,000
Initial value of forward purchase agreement recognized as change in fair value of derivative assets and liabilities	—	9,138,000	9,138,000
Initial excess fair value of Private Placement Warrants recognized in additional paid-in-capital	10,150,500	—	10,150,500
Change in fair value of derivative warrant liabilities	(5,149,500)	—	(5,149,500)
Change in fair value of forward purchase agreement	—	(10,262,000)	(10,262,000)
Transfer of Public Warrants to Level 1	(9,257,500)	—	(9,257,500)
Derivative (assets) liabilities at March 31, 2021	$18,190,500	$(1,124,000)	$17,066,500

The change in the fair value of the working capital loan measured with Level 3 inputs for the three months ended March 31, 2022 is summarized as follows:

Fair value of working capital loan at December 31, 2021	1,877,000
Change in fair value of working capital loan	(533,000)
Fair value of working capital loan at March 31, 2022	$1,344,000

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of March 31, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, we assume a weighted average volatility based on (a) the median volatility of the Russell 3000 constituents and (b) the implied volatility of the Public Warrants issued by the Company. After the announcement of a proposed business combination, the valuation estimate assumes a weighted average volatility based on (a) the volatility of the target company’s peer group and (b) the implied volatility of the Public Warrants issued by the Company.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of March 31,	As of December 31,
Private Warrants	2022	2021
Stock price	$9.86	$9.88
Volatility	20.0%	30.0%
Expected life of the options to convert	5.3	5.3
Risk-free rate	2.4%	1.3%
Dividend yield	0.0%	0.0%

	As of March 31,	As of December 31,
Forward Purchase Agreements	2022	2021
Stock price	$9.86	$9.88
Probability of closing	80.0%	80.0%
Discount term	0.5	0.75
Risk-free rate	1.06%	0.29%

	As of March 31,	As of December 31,
Working Capital Loan	2022	2021
Stock price	$9.86	$9.88
Annual equity volatility	20.0%	30.0%
Expected life of the options to convert	5.0	5.0
Risk-free rate	2.4%	1.3%
Dividend yield	0.0%	0.0%
Probability of merger closing	80.0%	80.0%

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, except as noted below.

As mentioned in Note 4 above, on April 29, 2022, the Sponsor transferred 40,000 Founder Shares to Matthew Mannelly, a recently appointed independent director.

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

Results of Operations

Our entire activity from inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended March 31, 2022, we had a net income of approximately $10.6 million, which consisted of approximately $374,000 in general and administrative costs, which was more than offset by $10.9 million gain from changes in fair value of derivative financial instruments and approximately $117,000 in net gain earned on investments held in the Trust Account.

For the three months ended March 31, 2021, we had a net loss of approximately $5.0 million, which consisted of $3.9 million loss from changes in fair value of derivative financial instruments, approximately $451,000 in general and administrative costs and approximately $736,000 of financing costs, which was partially offset by approximately $21,000 in net gain earned on investments held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $846,000 in our operating bank account, and working capital of approximately $1.0 million. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, in order to finance transaction costs in connection with a Business Combination or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of March 31, 2022 and December 31, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $1.3 million and $1.9 million, respectively, on the accompanying condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $39,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively, and $279,000 and $219,000 was included in accrued expenses - related party at March 31, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2021 and 2020, we recorded an aggregate of approximately $509,000 and $459,000 in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Working Capital Loan

We have elected the fair value option to account for our Working Capital Loan with our Sponsor. As a result of applying the fair value option of the conversion feature, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan on the accompanying unaudited condensed statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each balance sheet date and record the change in the statement of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrants are valued using a binomial lattice pricing model. Our Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting solely related to certain complex features of equity and equity linked instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of equity and equity linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of equity and equity linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. Our management has made significant efforts to remediate our internal controls over these complex transactions, which are further outlined below in “Changes in Internal Control over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 1, 2022.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	inline XBRL Instance Document
101.SCH	inline XBRL Taxonomy Extension Schema Document
101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: May 13, 2022	CC NEUBERGER PRINCIPAL HOLDINGS III

	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer

s