Form 10-Q
period 2022-06-30
CC Neuberger Principal Holdings III
filed 2022-08-11
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$499,179	$908,154
Prepaid expenses	516,851	875,001
Total current assets	1,016,030	1,783,155
Investments held in Trust Account	403,160,625	402,608,157
Total Assets	$404,176,655	$404,391,312

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$4,486	$9,568
Accrued expenses	29,195	211,866
Due to related party	339,286	219,286
Total current liabilities	372,967	440,720
Non-current accounts payable and accrued expenses	527,092	459,275
Working capital loan, at fair value	651,000	1,877,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	5,914,500	29,265,000
Total Liabilities	21,553,059	46,129,495

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at approximately $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	403,060,625	402,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 40,250,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(20,438,535)	(44,239,689)
Total Shareholders’ Deficit	(20,437,029)	(44,238,183)
Total Liabilities and Shareholders’ Deficit	$404,176,655	$404,391,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$393,537	$350,908	$767,189	$801,808
Loss from operations	(393,537)	(350,908)	(767,189)	(801,808)
Other income (expense):
Change in fair value of derivative asset and liabilities	13,697,500	(3,674,500)	24,576,500	(7,551,500)
Financing costs	—	—	—	(736,170)
Unrealized gain on investments held in Trust Account	435,559	1,465	552,468	21,993
Total other income (expense)	14,133,059	(3,673,035)	25,128,968	(8,265,677)
Net income (loss)	$13,739,522	$(4,023,943)	$24,361,779	$(9,067,485)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000	40,250,000	32,466,851
Basic and diluted net income (loss) per ordinary share	$0.25	$(0.07)	$0.44	$(0.19)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	15,062,500	15,062,500	14,808,702
Basic and diluted net income (loss) per ordinary share	$0.25	$(0.07)	$0.44	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Net income	—	—	—	—	—	10,622,257	10,622,257
Balance — March 31, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(33,617,432)	$(33,615,926)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(560,625)	(560,625)
Net income	—	—	—	—	—	13,739,522	13,739,522
Balance — June 30, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(20,438,535)	$(20,437,029)

For The Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Accretion on Class A ordinary shares subject to possible redemption	—	$—	—	$—	(23,494)	(34,462,599)	(34,486,093)
Net loss	—	—	—	—	—	(5,043,542)	(5,043,542)
Balance - March 31, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(39,519,745)	$(39,518,239)
Net loss	—	—	—	—	—	(4,023,943)	(4,023,943)
Balance - June 30, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(43,543,688)	$(43,542,182)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$24,361,779	$(9,067,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	(24,576,500)	7,551,500
Financing costs	—	736,170
Unrealized gain on investments held in Trust Account	(552,468)	(21,993)
Changes in operating assets and liabilities:
Prepaid expenses	358,150	(1,269,394)
Accounts payable	(5,082)	41,979
Accrued expenses	(182,671)	78,200
Due to related party	120,000	99,286
Non-current accounts payable and accrued expenses	67,817	117,862
Net cash used in operating activities	(408,975)	(1,733,875)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(181,088)
Proceeds from working capital loan	—	1,000,000
Proceeds received from initial public offering, gross	—	402,500,000
Proceeds received from private placement	—	10,050,000
Offering costs paid	—	(8,128,675)
Net cash provided by financing activities	—	405,240,237

Net change in cash	(408,975)	1,006,362

Cash - beginning of the period	908,154	—
Cash - ending of the period	$499,179	$1,006,362

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$110,000
Offering costs paid by related party under promissory note	$—	$147,913
Accounts payable paid by related party under promissory note	$—	$33,175
Deferred legal fees	$—	$268,832
Deferred underwriting commissions	$—	$14,087,500

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $499,000 in its operating bank account and working capital of approximately $643,000.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not hold any cash equivalents.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in the fair value of working capital loan on the accompanying condensed balance sheets and change in fair value of derivative liabilities in the accompanying unaudited condensed statements of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

The working capital loan is convertible into warrants upon a successful business combination at the option of the Sponsor. In the event of an unsuccessful business combination, the working capital loan is forgiven and expires worthless.

Non-current Accounts Payable and Accrued Expenses

Non-current accounts payable and accrued expenses include fees incurred with certain vendors where settlement or liquidation of amounts due is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$9,998,025	$3,741,497	$17,727,667	$6,634,112

Denominator:
Basic and diluted weighted average common shares outstanding	40,250,000	15,062,500	40,250,000	15,062,500

Basic and diluted net income per common share	$0.25	$0.25	$0.44	$0.44

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,928,157)	$(1,095,786)	$(6,227,165)	$(2,840,320)

Denominator:
Basic and diluted weighted average common shares outstanding	40,250,000	15,062,500	32,466,851	14,808,702

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.19)	$(0.19)

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of June 30, 2022 and December 31, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $651,000 and $1.9 million, respectively, on the accompanying condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $120,000 and $99,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. Approximately $339,000 and $219,000 was included in due to related party at June 30, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $527,000 and $459,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000.00
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Re-measurement on Class A ordinary shares subject to possible redemption	34,486,093
Class A ordinary shares subject to possible redemption as of December 31, 2021	402,500,000
Plus:
Accretion of Class A ordinary shares subject to possible redemption	560,625
Class A ordinary shares subject to possible redemption as of June 30, 2022	$403,060,625

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, respectively, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, respectively, there were 40,250,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

Note 8 - Derivative Liabilities

Warrants

As of June 30, 2022 and December 31, 2021, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$351,680,901	$—	$—
Liabilities:
Derivative warrant liabilities - Public	2,415,000	—	—
Derivative warrant liabilities - Private	—	—	3,115,500
Derivative liabilities – Forward purchase agreement	—	—	384,000
Working capital loan	—	—	651,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$352,476,525	$—	$—
Liabilities:
Derivative warrant liabilities - Public	8,774,500	—	—
Derivative warrant liabilities - Private	—	—	18,793,500
Derivative liabilities - Forward purchase agreement	—	—	1,697,000
Working capital loan	—	—	1,877,000
(1)	Excludes $50,072,323 and $50,004,352 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $1,407,401 and $127,280 in cash at June 30, 2022 and December 31, 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2022.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from an decrease/(increase) in the fair value of derivative liabilities of approximately $13.7 million and $(3.7 million), respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from an decrease/(increase) in the fair value of derivative liabilities of approximately $24.6 million and $(7.6 million), respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the six months ended June 30, 2022 and 2021, respectively, are summarized as follows:

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative liabilities at December 31, 2021	$18,793,500	$1,697,000	$20,490,500
Change in fair value of derivative warrant liabilities	(5,326,500)	—	(5,326,500)
Change in fair value of forward purchase agreement	—	(1,236,000)	(1,236,000)
Derivative liabilities at March 31, 2022	13,467,000	461,000	13,928,000
Change in fair value of derivative warrant liabilities	(10,351,500)	—	(10,351,500)
Change in fair value of forward purchase agreement	—	(77,000)	(77,000)
Derivative liabilities at June 30, 2022	$3,115,500	$384,000	$3,499,500

	Derivative warrant	Forward purchase	Total derivative
	liabilities	agreement	(assets) liabilities
Derivative (assets) liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Placement Warrants	22,447,000	—	22,447,000
Initial value of forward purchase agreement recognized as change in fair value of derivative assets and liabilities	—	9,138,000	9,138,000
Initial excess fair value of Private Placement Warrants recognized in additional paid-in-capital	10,150,500	—	10,150,500
Change in fair value of derivative warrant liabilities	(5,149,500)	—	(5,149,500)
Change in fair value of forward purchase agreement	—	(10,262,000)	(10,262,000)
Transfer of Public Warrants to Level 1	(9,257,500)	—	(9,257,500)
Derivative (assets) liabilities at March 31, 2021	18,190,500	(1,124,000)	17,066,500
Change in fair value of derivative warrant liabilities	301,500	—	301,500
Change in fair value of forward purchase agreement	—	1,567,000	1,567,000
Derivative liabilities at June 30, 2021	18,492,000	443,000	18,935,000

The change in the fair value of the working capital loan measured with Level 3 inputs for the six months ended June 30, 2022 is summarized as follows:

Fair value of working capital loan at December 31, 2021	$1,877,000
Change in fair value of working capital loan	(533,000)
Fair value of working capital loan at March 31, 2022	1,344,000
Change in fair value of working capital loan	(693,000)
Fair value of working capital loan at June 30, 2022	$651,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the working capital loan measured with Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

Fair value of working capital loan at December 31, 2020	$—
Issuance of working capital loan at May 20, 2021	1,000,000
Change in fair value of working capital loan	870,000
Fair value of working capital loan at June 30, 2021	1,870,000

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 70% as of June 30, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, we assume a weighted average volatility based on (a) the median volatility of the Russell 3000 constituents and (b) the implied volatility of the Public Warrants issued by the Company. After the announcement of a proposed business combination, the valuation estimate assumes a weighted average volatility based on (a) the volatility of the target company’s peer group and (b) the implied volatility of the Public Warrants issued by the Company.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of June 30,	As of December 31,
Private Warrants	2022	2021
Stock price	$9.84	$9.88
Volatility	4.8%	30.0%
Expected life of the options to convert	5.3	5.3
Risk-free rate	3.0%	1.3%
Dividend yield	0.0%	0.0%

	As of June 30,	As of December 31,
Forward Purchase Agreements	2022	2021
Stock price	$9.84	$9.88
Probability of closing	70.0%	80.0%
Discount term	0.5	0.75
Risk-free rate	2.5%	0.3%

	As of June 30,	As of December 31,
Working Capital Loan	2022	2021
Stock price	$9.84	$9.88
Annual equity volatility	4.8%	30.0%
Expected life of the options to convert	5.0	5.0
Risk-free rate	3.0%	1.3%
Dividend yield	0.0%	0.0%
Probability of merger closing	70.0%	80.0%

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Additional Disclosure

In May 2020, CC Capital SP, LP and NBOKS founded CC Neuberger Principal Holdings II (“CCN II”), a blank check company formed for substantially similar purposes as our company. CCN II completed its initial public offering in August 2020, in which it sold 82,800,000 units, each consisting of one Class A ordinary share of CCN II and one-fourth of one redeemable warrant to purchase one Class A ordinary share of CCN II, for an offering price of $10.00 per unit, generating aggregate proceeds of $828 million. On December 9, 2021, CCN II entered into a definitive business combination agreement with affiliates of Getty Images and on July 22, 2022, CCN II and Getty Images Holdings, Inc., formerly known as Vector Holding, LLC (“New CCNB”), consummated the transactions contemplated by that definitive business combination agreement. At the closing of the business combination, NBOKS, pursuant to its backstop facility agreement with CCN II, subscribed for 30,000,000 shares of New CCNB Class A common shares, for a purchase price of $10.00 per share and aggregate purchase price of $300,000,000. As a result, as of July 22, 2022, there is no available capital under the backstop facility agreement in which NBOKS had committed capital to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS, including us.

Results of Operations

Our entire activity from inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended June 30, 2022, we had net income of approximately $13.7 million, which consisted of approximately $394,000 in general and administrative costs, which was more than offset by $13.7 million gain from changes in fair value of derivative financial instruments and approximately $436,000 in unrealized gains earned on investments held in the Trust Account.

For the three months ended June 30, 2021, we had a net loss of approximately $4.0 million, which consisted of $3.7 million loss from changes in fair value of derivative financial instruments and approximately $351,000 in general and administrative costs, which was partially offset by approximately $1,000 in unrealized gains earned on investments held in the Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $24.4 million, which consisted of approximately $767,000 in general and administrative costs, which was more than offset by $24.6 million gain from changes in fair value of derivative financial instruments and approximately $552,000 in unrealized gains earned on investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $9.1 million, which consisted of $7.6 million loss from changes in fair value of derivative financial instruments, approximately $736,000 of financing costs and approximately $802,000 in general and administrative costs, which was partially offset by approximately $22,000 in unrealized gains earned on investments held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $499,000 in our operating bank account, and working capital of approximately $643,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of June 30, 2022 and December 31, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $651,000 and $1.9 million, respectively, on the accompanying condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. We incurred approximately $120,000 and $99,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. Approximately $339,000 and $219,000 was included in due to related party at June 30, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2022 and December 31, 2021, we recorded an aggregate of approximately $527,000 and $459,000 in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 31, 2022.

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

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. While we have entered into a forward purchase agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units in a private placement to occur concurrently with the closing of our initial Business Combination, at the time we enter into an agreement for our initial Business Combination we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption and after taking into account the availability of the $200.0 million forward purchase agreement we have entered into with NBOKS. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC's “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. In addition, as of July 22, 2022, there is no available capital under the backstop facility agreement in which NBOKS had committed capital to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS, including us.

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

Dated: August 11, 2022	CC NEUBERGER PRINCIPAL HOLDINGS III

	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer