Form 10-Q
period 2022-09-30
CC Neuberger Principal Holdings III
filed 2022-11-09
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 40,250,000 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$450,946	$908,154
Prepaid expenses	293,100	875,001
Total current assets	744,046	1,783,155
Cash and investments held in Trust Account	405,038,056	402,608,157
Total Assets	$405,782,102	$404,391,312

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,747	$9,568
Accrued expenses	25,000	211,866
Due to related party	399,286	219,286
Total current liabilities	427,033	440,720
Non-current accounts payable and accrued expenses	533,785	459,275
Working capital loan, at fair value	281,000	1,877,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	4,102,000	29,265,000
Total liabilities	19,431,318	46,129,495

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at $10.06 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	404,938,056	402,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(18,588,778)	(44,239,689)
Total shareholders’ deficit	(18,587,272)	(44,238,183)
Total Liabilities and Shareholders’ Deficit	$405,782,102	$404,391,312

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$332,743	$302,433	$1,099,932	$1,104,241
Loss from operations	(332,743)	(302,433)	(1,099,932)	(1,104,241)
Other income (expense):
Change in fair value of derivative asset and liabilities	2,182,500	2,952,500	26,759,000	(4,599,000)
Financing costs	—	—	—	(736,170)
Gain on investments held in Trust Account	1,877,431	45,277	2,429,899	67,270
Total other income (expense)	4,059,931	2,997,777	29,188,899	(5,267,900)
Net income (loss)	$3,727,188	$2,695,344	$28,088,967	$(6,372,141)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	40,250,000	40,250,000	35,089,744
Basic and diluted net income (loss) per ordinary share	$0.07	$0.05	$0.51	$(0.13)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	15,062,500	15,062,500	14,894,231
Basic and diluted net income (loss) per ordinary share	$0.07	$0.05	$0.51	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Net income	—	—	—	—	—	10,622,257	10,622,257
Balance — March 31, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(33,617,432)	$(33,615,926)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(560,625)	(560,625)
Net income	—	—	—	—	—	13,739,522	13,739,522
Balance - June 30, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(20,438,535)	$(20,437,029)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,877,431)	(1,877,431)
Net income	—	—	—	—	—	3,727,188	3,727,188
Balance — September 30, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(18,588,778)	$(18,587,272)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(23,494)	(34,462,599)	(34,486,093)
Net loss	—	—	—	—	—	(5,043,542)	(5,043,542)
Balance - March 31, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(39,519,745)	$(39,518,239)
Net loss	—	—	—	—	—	(4,023,943)	(4,023,943)
Balance - June 30, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(43,543,688)	$(43,542,182)
Net income	—	—	—	—	—	2,695,344	2,695,344
Balance - September 30, 2021 (unaudited)	—	$—	15,062,500	$1,506	$—	$(40,848,344)	$(40,846,838)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$28,088,967	$(6,372,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	(26,759,000)	4,599,000
Financing costs	—	736,170
Gain on investments held in Trust Account	(2,429,899)	(67,270)
Changes in operating assets and liabilities:
Prepaid expenses	581,901	(1,058,604)
Accounts payable	(6,821)	8,168
Accrued expenses	(186,866)	78,840
Due to related party	180,000	159,286
Non-current accounts payable and accrued expenses	74,510	131,846
Net cash used in operating activities	(457,208)	(1,784,705)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(181,088)
Proceeds from working capital loan	—	1,000,000
Proceeds received from initial public offering, gross	—	402,500,000
Proceeds received from private placement	—	10,050,000
Offering costs paid	—	(8,128,675)
Net cash provided by financing activities	—	405,240,237

Net change in cash	(457,208)	955,532

Cash - beginning of the period	908,154	—
Cash - ending of the period	$450,946	$955,532

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$110,000
Offering costs paid by related party under promissory note	$—	$147,913
Accounts payable paid by related party under promissory note	$—	$33,175
Deferred legal fees	$—	$268,832
Deferred underwriting commissions	$—	$14,087,500

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $451,000 in its operating bank account and working capital of approximately $317,000.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not hold any cash equivalents.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investment Securities Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. The Trust Account may also contain balances of cash as result of investment activity.

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

The working capital loan is classified on the accompanying condensed balance sheets as a non-current liability as the Company does not expect to the settle the liability with current assets.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,712,214	$1,014,974	$20,439,881	$7,649,086

Denominator:
Basic and diluted weighted average common shares outstanding	40,250,000	15,062,500	40,250,000	15,062,500

Basic and diluted net income per common share	$0.07	$0.07	$0.51	$0.51

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$1,961,358	$733,986	$(4,473,370)	$(1,898,771)

Denominator:
Basic and diluted weighted average common shares outstanding	40,250,000	15,062,500	35,089,744	14,894,231

Basic and diluted net loss per common share	$0.05	$0.05	$(0.13)	$(0.13)

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

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of September 30, 2022 and December 31, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $281,000 and $1.9 million, respectively, on the accompanying condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $180,000 and $159,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. Approximately $399,000 and $219,000 was included in due to related party at September 30, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company recorded an aggregate of approximately $534,000 and $459,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	34,486,093
Class A ordinary shares subject to possible redemption as of December 31, 2021	402,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,438,056
Class A ordinary shares subject to possible redemption as of September 30, 2022	$404,938,056

Note 7 - Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, respectively, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, respectively, there were 40,250,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

Note 8 - Derivative Liabilities

Warrants

As of September 30, 2022 and December 31, 2021, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$352,838,461	$—	$—
Liabilities:
Derivative warrant liabilities - Public	1,449,000	—	—
Derivative warrant liabilities - Private	—	—	1,809,000
Derivative liabilities – Forward purchase agreement	—	—	844,000
Working capital loan	—	—	281,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$352,476,525	$—	$—
Liabilities:
Derivative warrant liabilities - Public	8,774,500	—	—
Derivative warrant liabilities - Private	—	—	18,793,500
Derivative liabilities - Forward purchase agreement	—	—	1,697,000
Working capital loan	—	—	1,877,000
(1)	Excludes $50,293,082 and $50,004,352 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $1,906,513 and $127,280 in cash at September 30, 2022 and December 31, 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2022.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative liabilities of approximately $2.2 million and $3.0 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative liabilities of approximately $26.8 million and $(4.6 million), respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the nine months ended September 30, 2022 and 2021, respectively, are summarized as follows:

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2021	$18,793,500	$1,697,000	$20,490,500
Change in fair value of derivative warrant liabilities	(5,326,500)	—	(5,326,500)
Change in fair value of forward purchase agreement	—	(1,236,000)	(1,236,000)
Derivative (assets) liabilities at March 31, 2022	13,467,000	461,000	13,928,000
Change in fair value of derivative warrant liabilities	(10,351,500)	—	(10,351,500)
Change in fair value of forward purchase agreement	—	(77,000)	(77,000)
Derivative (assets) liabilities at June 30, 2022	3,115,500	384,000	3,499,500
Change in fair value of derivative warrant liabilities	(1,306,500)	—	(1,306,500)
Change in fair value of forward purchase agreement	—	460,000	460,000
Derivative (assets) liabilities at September 30, 2022	$1,809,000	$844,000	$2,653,000

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2020	$—	$—	$—
Issuance of Public and Private Placement Warrants	22,447,000	—	22,447,000
Initial value of forward purchase agreement recognized as change in fair value of derivative assets and liabilities	—	9,138,000	9,138,000
Initial value recognized in additional paid-in-capital	10,150,500	—	10,150,500
Change in fair value of derivative warrant liabilities	(5,149,500)	—	(5,149,500)
Change in fair value of forward purchase agreement	—	(10,262,000)	(10,262,000)
Transfer of Public Warrants to Level 1	(9,257,500)	—	(9,257,500)
Derivative (assets) liabilities at March 31, 2021	$18,190,500	$(1,124,000)	$17,066,500
Change in fair value of derivative warrant liabilities	301,500	—	301,500
Change in fair value of forward purchase agreement	—	1,567,000	1,567,000
Derivative (assets) liabilities at June 30, 2021	18,492,000	443,000	18,935,000
Change in fair value of derivative warrant liabilities	100,500	—	100,500
Change in fair value of forward purchase agreement	—	(988,000)	(988,000)
Derivative (assets) liabilities at September 30, 2021	$18,592,500	$(545,000)	$18,047,500

The change in the fair value of the working capital loan measured with Level 3 inputs for the nine months ended September 30, 2022 is summarized as follows:

Fair value of working capital loan at December 31, 2021	$1,877,000
Change in fair value of working capital loan	(533,000)
Fair value of working capital loan at March 31, 2022	1,344,000
Change in fair value of working capital loan	(693,000)
Fair value of working capital loan at June 30, 2022	651,000
Change in fair value of working capital loan	(370,000)
Fair value of working capital loan at September 30, 2022	$281,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the working capital loan measured with Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

Fair value of working capital loan at December 31, 2020	$—
Issuance of working capital loan at May 20, 2021	1,000,000
Change in fair value of working capital loan	840,000
Fair value of working capital loan at June 30, 2021	1,840,000
Change in fair value of working capital loan	28,000
Fair value of working capital loan at September 30, 2021	$1,868,000

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 30% as of September 30, 2022. The warrant valuation models also include expected volatility, which can vary depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants may vary from the volatility of the public warrants depending on the specific characteristics of the public and private placement warrants. As of September 30, 2022, we assumed a volatility based on the implied volatility of the Public Warrants issued by the Company. As of December 30, 2021 we assumed a weighted average volatility based on (a) the median volatility of the Russell 3000 constituents and (b) the implied volatility of the Public Warrants issued by the Company.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of September 30,	As of December 31,
Private Warrants	2022	2021
Stock price	$9.93	$9.88
Volatility	2.5%	30.0%
Expected life of the options to convert	5.1	5.3
Risk-free rate	4.1%	1.3%
Dividend yield	0.0%	0.0%

	As of September 30,	As of December 31,
Forward Purchase Agreements	2022	2021
Stock price	$9.93	$9.88
Probability of closing	30.0%	80.0%
Discount term	0.35	0.75
Risk-free rate	3.6%	0.3%

	As of September 30,	As of December 31,
Working Capital Loan	2022	2021
Stock price	$9.93	$9.88
Volatility	2.5%	30.0%
Expected life of the options to convert	5.0	5.0
Risk-free rate	4.1%	1.3%
Dividend yield	0.0%	0.0%
Probability of merger closing	30.0%	80.0%

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

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended September 30, 2022, we had net income of approximately $3.7 million, which consisted of approximately $333,000 in general and administrative costs, which was more than offset by $2.2 million gain from changes in fair value of derivative financial instruments and approximately $1.9 million in unrealized gains earned on investments held in the Trust Account.

For the three months ended September 30, 2021, we had a net income of approximately $2.7 million, which consisted of approximately $302,000 in general and administrative costs, which was more than offset by $3.0 million gain from changes in fair value of derivative financial instruments and approximately $45,000 in net gain earned on investments held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $28.1 million, which consisted of approximately $1.1 million in general and administrative costs, which was more than offset by $26.8 million gain from changes in fair value of derivative financial instruments and approximately $2.4 million in unrealized gains earned on investments held in the Trust Account.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $451,000 in our operating bank account, and working capital of approximately $317,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of September 30, 2022 and December 31, 2021, $1.0 million was drawn on the working capital loan, presented at its fair value of approximately $281,000 and $1.9 million, respectively, on the accompanying condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. We incurred approximately $180,000 and $159,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. Approximately $399,000 and $219,000 was included in due to related party at September 30, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of September 30, 2022 and December 31, 2021, we recorded an aggregate of approximately $534,000 and $459,000 in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Working Capital Loan

We have elected the fair value option to account for our Working Capital Loan with our Sponsor. As a result of applying the fair value option of the conversion feature, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan on the accompanying unaudited condensed statements of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2022.

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

Dated: November 9, 2022	CC NEUBERGER PRINCIPAL HOLDINGS III
	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer