Form 10-K
period 2022-12-31
CC Neuberger Principal Holdings III
filed 2023-03-23
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39410

CC Neuberger Principal Holdings III

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1552405
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

200 Park Avenue, 58th Floor
New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)

(212) 355-5515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant	PRPC.WS	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	PRPC	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PRPC WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

At June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the Registrant was approximately $396.0 million.

As of March 23, 2023, 4,537,338 Class A ordinary shares, par value $0.0001, and 15,062,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

In May 2020, CC Capital SP, LP and NBOKS founded CC Neuberger Principal Holdings II (“CCN II”), a blank check company formed for substantially similar purposes as our company. CCN II completed its initial public offering in August 2020, in which it sold 82,800,000 units, each consisting of one Class A ordinary share of CCN II and one-fourth of one redeemable warrant to purchase one Class A ordinary share of CCN II, for an offering price of $10.00 per unit, generating aggregate proceeds of $828 million. On July 22, 2022, CCN II consummated a business combination with affiliates of Getty Images, pursuant to which CCN II merged into a subsidiary of Getty Images Holdings Inc., a Delaware corporation that is the publicly traded company and parent of Getty Images (NYSE: GETY). At the closing of the business combination, NBOKS, pursuant to its backstop facility agreement with CCN II, subscribed for 30,000,000 shares of New CCNB Class A common shares, for a purchase price of $10.00 per share and aggregate purchase price of $300,000,000. As a result, as of July 22, 2022, there is no available capital under the backstop facility agreement in which NBOKS had committed capital to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS, including us.

On February 1, 2023, we held an extraordinary general meeting of shareholders (“Extension Meeting”) to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 35,712,662 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $362,840,646.

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

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our founders, officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, or contractual obligations, he, she or it will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not believe that the fiduciary duties or contractual obligations of our founders, officers or directors will materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity (including any Business Combination opportunity) offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Our sponsor is CC Neuberger Principal Holdings III Sponsor LLC, a Delaware limited liability company. Our sponsor currently owns 14,942,500 Class B ordinary shares and 10,050,000 private placement warrants. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by the Termination Date (as defined below) because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Our initial shareholders owned 27.2% of our outstanding ordinary shares immediately following our initial public offering. On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 35,712,662 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 76.8% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial Business Combination, such initial business combination will be approved only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

We may not be able to complete our initial Business Combination by the Termination Date (as defined below), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”). Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to impact markets and business operations both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

The requirement that we complete our initial business combination by the Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by the Termination Date and (iii) the redemption of our public shares if we do not complete an initial business combination by the Termination Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

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

Our initial shareholders currently own 15,062,500 Class B ordinary shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,050,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($10,050,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not complete our initial business combination by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Termination Date nears, which is the deadline for our completion of an initial business combination.

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

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement in a manner that would adversely impact the registered holders of public warrants will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination by the Termination Date. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of not less than 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% our ordinary shares voting in a general meeting. Our initial shareholders, who collectively beneficially own 76.8% of our ordinary shares following the Extension Meeting, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by the Termination Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by the Termination Date; or (iii) absent an initial business combination by the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If we do not consummate our initial business combination by the Termination Date, our public shareholders may be forced to wait beyond such the Termination Date before redemption from our trust account.

If we do not consummate our initial business combination by the Termination Date, the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the Termination Date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Report, there are 495,462,662 and 34,937,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and any forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or any forward purchase shares. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, as described herein. There are no preference shares outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a business combination by the Termination Date. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Our initial shareholders control a substantial interest in us and thus exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 76.8% of our outstanding ordinary shares following the Extension Meeting. Accordingly, they exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome following our initial business combination. In addition, prior to our initial business combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial business combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As a result, holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial shareholders will continue to exert substantial control at least until the completion of our initial business combination.

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

We issued warrants to purchase 8,050,000 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 10,050,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. We may also issue up to 3,000,000 forward purchase warrants pursuant to the forward purchase agreement. In addition, our sponsor may convert up to $2,500,000 of its working capital loans into up to an additional 2,500,000 warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of warrants as described in “Description of Securities - Warrants - Public Shareholders’ and Forward Purchase Warrants - Redemption of Warrants for Class A Ordinary Shares.” To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

On our balance sheets as of December 31, 2022 and 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $399,123 in our operating bank account and working capital deficit of approximately $23,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. Further, our plans to raise capital and to consummate our initial business combination may not be successful. If the Company is unable to complete a Business Combination by the Termination Date, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s working capital deficit, among other factors, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To mitigate the risk of that result, we have instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation.

As a result, following such change, we will likely receive minimal interest on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or our liquidation. As indicated above, we completed our initial public offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a special purpose acquisition company would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than the Termination Date. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering and until the 36-month anniversary of the consummation of our initial public offering, have been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and have maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on such deposit account is currently 3.35% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

(b)Holders

As of March 23, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In August 2020, we issued to our sponsor an aggregate of 22,250,000 founder shares in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.001 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash the sponsor paid for the founder shares by the number of founder shares issued. On January 13, 2021, our sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 7,187,500 Class B ordinary shares resulting in 15,062,500 Class B ordinary shares outstanding. On January 14, 2021, June 24, 2021 and April 29, 2022, respectively, the Sponsor transferred 40,000 Founder Shares to each of Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly, the independent directors for approximately $0.001 per share.

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

On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 35,712,662 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $362,840,646.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Recent Developments

On February 1, 2023, we held an extraordinary general meeting of shareholders (the “Extension Meeting”) for the purpose of approving an amendment to the amended and restated memorandum and articles of association to extend the date by which we must complete a business combination from February 5, 2023, to May 5, 2023 (the “Extended Date”), and to allow us, without another shareholder vote, to elect to further extend the date to consummate a business combination up to nine times by an additional month each time after the Extended Date, for a total of up to nine months, to February 5, 2024, by resolution of our board of directors, if requested by the Sponsor (the “Extension”). The shareholders’ also approved to eliminate from our Memorandum and Articles of Association the limitation that we may not redeem public shares to the extent that such redemption would result in having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001.

In addition, our Sponsor agreed that if the Extension is approved, the Sponsor or one or more of its affiliates, members or third-party designees will contribute to us as a loan, within five business days of the date of the Extension Meeting, in the amount of $360,000, to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by the Extended Date, the Lender may contribute to us $120,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Extended Date.

Accordingly, on February 1, 2023, we issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. The Promissory Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of us at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $362.8 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding.

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

Results of Operations

Our entire activity from inception through December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the year ended December 31, 2022, we had net income of approximately $34.1 million, which consisted of approximately $1.5 million in general and administrative costs, which was more than offset by $29.6 million gain from changes in fair value of derivative financial instruments and approximately $5.9 million in unrealized gains earned on investments held in the Trust Account.

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

Going Concern

As of December 31, 2022, we had approximately $399,000 in our operating bank account, and working capital deficit of approximately $23,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete our initial Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any Business Combination by the Termination Date. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after the Termination Date, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

In addition, in order to finance transaction costs in connection with a Business Combination or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of December 31, 2022 and 2021, $1.0 million and $1.0 million, respectively, was drawn on the working capital loan, presented at its fair value of approximately $72,000 and $1.9 million, respectively, on the accompanying balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $240,000 and $219,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2022 and 2021, respectively, and $459,000 and $219,000 was included in Due to related party on the accompanying balance sheets at December 31, 2022 and 2021, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2022 and 2021, we recorded an aggregate of approximately $577,000 and $459,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.We determined the Working Capital Loan and Derivative Liabilities to be critical accounting estimates. The Company has identified the following as its critical accounting policies and estimates:

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

Accordingly, as of December 31, 2022 and 2021, 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

None.

Item 9.A.          Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Item 9.B.         Other Information.

None.

Item 9.C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10.          Directors, Executive Officer and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Title
Chinh E. Chu	56	Chief Executive Officer and Director
Matthew Skurbe	49	Chief Financial Officer
Jason K. Giordano	44	Executive Vice President, Corporate Development
Douglas Newton	44	Executive Vice President, Corporate Development
Charles Kantor	53	Director
Keith W. Abell	65	Director
J. Joel Hackney, Jr.	53	Director
Matthew Mannelly	65	Director

Chinh E. Chu, 56, has been our Chief Executive Officer and Director since August 2020. Mr. Chu has over 25 years of investment and acquisition experience. Mr. Chu served as the Chief Executive Officer and Director of CCN II (NYSE: PRPB), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, from May 2020 until the consummation of the business combination with Getty Images, to form Getty Images Holdings, Inc. (NYSE: GETY) in July 2022. Mr. Chu also served as Chief Executive Officer and Director of CCN I (NYSE: PCPL) from August 2020 until the consummation of the business combination with E2open, to form E2open Parent Holdings, Inc. (NYSE: ETWO) in February 2021. Mr. Chu served as the Vice Chairman of Collier Creek Holdings (NYSE: CCH), a blank check company co-founded by him and formed for substantially similar purposes as our company. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). In 2016, Mr. Chu co-founded CF Corporation for substantially similar purposes as our company. CF Corporation sold 69.0 million units in its initial public offering, generating gross proceeds of $690.0 million. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1.835 billion plus the assumption of $405 million of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu served as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in November 2015. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take Dun & Bradstreet private in a $7.2 billion deal that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to Mr. Chu’s role as Co-Executive Chairman of FGL Holdings, he has served on the boards of directors of NCR Corporation (NYSE: NCR) and Stearns Mortgage since 2015, Dun & Bradstreet Holdings, Inc. (NYSE: DNB) since 2019, and E2open Parent Holdings Inc. and Getty Images Holdings, Inc. since 2020. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015, HealthMarkets, Inc. from 2006 to 2016 and CCN I from 2020 to 2021. Mr. Chu also previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

We believe Mr. Chu’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at CC Capital and Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Matthew Skurbe, 49, has been our Chief Financial Officer since August 2020. Mr. Skurbe joined CC Capital as its Chief Financial Officer, Chief Operating Officer, and Senior Managing Director in July 2020. Mr. Skurbe served as the Chief Financial Officer of CCN II (NYSE: PRPB) from July 2020 through July 2022, resigning that position in conjunction with the consummation of its business combination with Getty Images in July 2022 (NYSE: GETY). Mr. Skurbe served as Chief Financial Officer for CCN I (NYSE: PCPL) from August 2020 through February 2021, resigning that position in conjunction with the consummation of its business combination with E2open Holdings, LLC (NYSE: ETWO). Prior to joining CC Capital, Mr. Skurbe was the Treasurer and Managing Director in Finance for Blackstone. Before joining Blackstone in 2009, Mr. Skurbe was the CFO for Merrill Lynch Bank & Trust, a multi-billion dollar bank housing several of Merrill Lynch’s consumer lending and banking businesses. Prior to that role, Mr. Skurbe spent seven years supporting Merrill Lynch’s Treasury function and had previous roles with Amerada Hess and Arthur Andersen LLP. Mr. Skurbe is also a board member of Project Sunshine and Children’s Specialized Hospital Foundation. Mr. Skurbe received a BS in Accounting from Rutgers University and achieved the Certified Public Accountant (CPA) and Certified Treasury Professional (CTP) certifications.

Jason K. Giordano, 44, has been our Executive Vice President, Corporate Development since August 2020. Mr. Giordano served as the Executive Vice President, Corporate Development of CCN II (NYSE: PRPB), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company since July 2020. CCN II sold 82.8 million units in its initial public offering, generating gross proceeds of $828.0 million and completed the consummation of its business combination with Getty Images in July 2022 (NYSE: GETY). Mr. Giordano has 18 years of investment and acquisition experience across several industry sectors, including consumer products, education, packaging, chemicals and industrials, among others. From June 2018 to August 2020, Mr.

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

Douglas Newton, 44, has been our Executive Vice President, Corporate Development since August 2020. Mr. Newton served as the Executive Vice President, Corporate Development (previously serving as Chief Financial Officer from May 2020 to July 2020) of CCN II (NYSE: PRPB), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company since July 2020. CCN II sold 82.8 million units in its initial public offering, generating gross proceeds of $828.0 million and completed the consummation of its business combination with Getty Images in July 2022 (NYSE: GETY). Since August 2020, Mr. Newton has served as the Executive Vice President, Corporate Development (previously serving as Chief Financial Officer from May 2020 to August 2020) of CCN I (NYSE: PCPL), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company. On February 5, 2021, CCN I announced that it had completed its business combination with E2open, a network-based provider of 100% cloud-based, end-to-end supply chain management software. Mr. Newton has more than 16 years of professional investing experience across both public and private markets. Mr. Newton joined CC Capital at its founding and was integral to CC Capital’s $7.2 billion acquisition of Dun & Bradstreet. Mr. Newton served as Chief Financial Officer of CF Corporation, the permanent capital vehicle through which CC Capital acquired Fidelity & Guaranty Life, and he played a leading role in the $2.5 billion acquisition. Before joining CC Capital, Mr. Newton was a Founding Partner at WindAcre, an investment firm that owns a concentrated, long-term portfolio of global public equities and takes a private equity approach to public equity investing. At WindAcre, Mr. Newton helped lead deep company-specific research focused primarily on assessing the quality of potential investment opportunities and their intrinsic value. Prior to that, Mr. Newton was a Senior Investment Analyst at Seneca Capital Investments, a multi-strategy hedge fund, where he focused on making long-term fundamental value investments across a company’s capital structure. Mr. Newton also served as an Analyst at DLJ Merchant Banking Partners, a private equity firm, where he focused on investments in the industrial, power and media sectors. In addition, Mr. Newton served as an Analyst at Credit Suisse First Boston’s Media & Communications Group, and at Donaldson, Lufkin & Jenrette. Mr. Newton received a A.B. in Economics from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

Charles Kantor, 53, has served on our board of directors since August 2020. Mr. Kantor is a Managing Director at Neuberger Berman after joining the firm in 2000. Since January 2020 and May 2020, respectively, Mr. Kantor has served on the board of directors CCN I (NYSE: PCPL) and CCN II (NYSE: PRPB), respectively, blank check companies co-founded by CC Capital and formed for substantially similar purposes as our company. On February 5, 2021, CCN I announced that it had completed its business combination with E2open, a network-based provider of 100% cloud-based, end-to-end supply chain management software. CCN II sold 82.8 million units in its initial public offering, generating gross proceeds of $828.0 million and completed the consummation of its business combination with Getty Images in July 2022 (NYSE: GETY). Mr. Kantor is the founder and Senior Portfolio Manager of the Kantor Group, which manages over $8 billion of equity and fixed income securities for institutional and high net worth investors as of December 31, 2022. Mr. Kantor leads a team of eleven investment professionals with aggregate investment experience of over 150 years and sits on the firm’s Partnership Committee as a senior leader of Neuberger Berman. Prior to joining Neuberger Berman, Mr. Kantor led Stern Stewart’s Financial Institutions division, where he advised clients on implementing EVA-based financial management systems and co-authored academic papers in the Journal of Applied Corporate Finance. In addition, Mr. Kantor is a regular commentator and contributor to various financial and business news media outlets. Mr. Kantor earned a Bachelor of Commerce (Honors in Economics) from the University of Cape Town, South Africa and an MBA from Harvard University Graduate School of Business.

We believe Mr. Kantor’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at the Kantor Group and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Keith W. Abell, 65, has served on our board of directors since February 2021. In 2010, Mr. Abell co-founded Sungate Properties, LLC, a real estate investment company, after managing private investments from 2007 to 2009. From 1994 to 2007, Mr. Abell was a co-founder of, and served in a variety of senior management roles at, GSC Group (and its predecessor, Greenwich Street Capital Partners, L.P.), an alternative asset manager. Prior to that, Mr. Abell was a Managing Director at Blackstone until 1994 where he, among other things, founded the firm’s first Hong Kong office. Prior to Blackstone, Mr. Abell served as a Vice President at Goldman, Sachs & Co., where he worked in the global finance, corporate finance and mergers and acquisitions departments. Mr. Abell serves as the treasurer and as a director of the National Committee on United States-China Relations. Since January 2022, Mr. Abell has been Chairman of N4XT Experiences, Inc., a live events company. Mr. Abell has formerly served as a director of numerous public and private companies and non-profit organizations.

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

We believe Mr. Hackney’s qualifications to serve on our board of directors include: his substantial experience in corporate finance and strategic business planning; his track record at General Electric and in advising and managing multinational companies; and his experience serving as a director for various public and private companies.

Matthew Mannelly, 65, has served on our board of directors since April 2022. Mr. Mannelly currently sits on the boards of SpartanNash Company (NASDAQ: SPTN), where he has served since 2018. Mr. Mannelly was formerly the Chief Executive Officer and a Director of Prestige Brands, Inc., a distributor of healthcare and household cleaning products, a position he held from 2009 to 2015. Prior to his position at Prestige Brands, Inc., Mr. Mannelly served as Chief Executive Officer of Cannondale Bicycle from 2003 to 2009. Mr. Mannelly also previously served on the boards of Performance Sports Group (NYSE: PSG) from 2013 to 2016, Collier Creek Holdings from 2018 to 2020 and Hope For Children Foundation from 2016 to 2022. Mr. Mannelly has over 35 years of experience in the consumer products industry and has held management positions at Gatorade, Nike and the U.S. Olympic Committee. Mr. Mannelly holds a B.S. degree in Economics from Boston College and a Master of Business Administration from the University of North Carolina at Chapel Hill.

We believe Mr. Mannelly’s qualifications to serve on our board of directors include: his substantial experience as a senior executive in the consumer products industry at various companies; his experience in corporate finance and strategic business planning; and his experience serving as a director for various public and private companies.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Keith W. Abell and J. Joel Hackney, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Charles Kantor and Matthew Mannelly, will expire at our second annual meeting. The term of office of the third class of directors, consisting of Chinh E. Chu, will expire at our third annual general meeting.

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

Audit Committee

We have established an audit committee of the board of directors. Keith W. Abell, Matthew Mannelly and J. Joel Hackney, Jr. serve as the members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Keith W. Abell, Matthew Mannelly and J. Joel Hackney, Jr. are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Keith W. Abell, J. Joel Hackney, Jr and Matthew Mannelly, with Keith W. Abell serving as chairman of the compensation committee. Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly are independent.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly, with Keith W. Abell serving as chairman of the nominating and corporate governance committee. Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly are independent.

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

In addition, our sponsor and our officers and directors may sponsor, form, invest in or otherwise become involved with other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Any such companies, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors have fiduciary duties or contractual obligations as of March 23, 2023 that may pose a conflict of interest with us:

Individual	Entity	Entity’s Business	Affiliation
Chinh E. Chu	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Founder and Managing Partner
	E2open Parent Holdings Inc.	Software Company	Director
	Getty Images Holdings, Inc.	Media and Services	Director
	Dun & Bradstreet Holdings, Inc.	Commercial and Professional Services	Director
Matthew Skurbe	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Senior Managing Director
Jason K. Giordano	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Senior Managing Director
	Utz Brands, Inc.	Snack Manufacturer, Marketer, and Distributor	Director
Douglas Newton	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Senior Managing Director
	Monica Top GP (Cayman), LLC	Financial Services	Co-Chairman
Charles Kantor	Neuberger Berman Investment Advisers LLC	Investment Advisers	Managing Director
Keith Abell	National Committee on United States - China Relations	Non-Profit Organization	Treasurer and Director
	E2open Parent Holdings Inc.	Software Company	Director
	N4XT Experience, Inc.	Live Events	Chairman
J. Joel Hackney, Jr.	Stericycle, Inc.	Medical Waste Disposal	Director
Matthew Mannelly	SpartanNash Company	Food Distributor/Grocery Retailer	Director

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

Item 12.        Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of December 31, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate			Approximate
		Percentage of Class A			Percentage of Issued
Name and Address of		Issued and Outstanding			and Outstanding
Beneficial Owner(2)	Beneficially Owned	Ordinary Shares	Beneficially Owned		Ordinary Shares
CC Neuberger Principal Holdings III Sponsor LLC (our Sponsor)(3)	—	—	14,942,500		27.0%
Aristeia Capital, L.L.C. (4)	3,531,850	8.77%	—		—
Glazer Capital, LLC(5)	3,819,502	9.49%	—		—
Chinh E. Chu(6)	—	—	—		—
Charles Kantor(6)	—	—	—		—
Matthew Skurbe(6)	—	—	—		—
Jason K. Giordano(6)	—	—	—		—
Douglas Newton(6)	—	—	—		—
Keith Abell	—	—	40,000	*
J. Joel Hackney, Jr.	—	—	40,000	*
Matthew Mannelly	—	—	40,000	*
All officers and directors as a group (8 individuals)	—	—	120,000	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue, 58th Floor, New York, New York 10166.
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
(3)	There are four managers of our sponsor’s board of managers. Each manager has one vote, and the approval of a majority is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	Based solely on a Schedule 13G/A filed by Aristeia Capital, L.L.C, (a) Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds and (b) the business address of Aristeia Capital L.L.C is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(5)	Based solely on a Schedule 13G filed by Glazer Capital, LLC, (a) Paul J. Glazer is the Managing Member of Glazer Capital LLC, and has voting and investment control with respect to the securities described herein held by certain funds and managed accounts to which Glazer Capital LLC serves as investment manager and (b) the address of the business office of Glazer Capital LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.

On February 1, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 35,712,662 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $362,840,646. After the satisfaction of such redemptions, there were 4,537,338 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 76.8% of our outstanding ordinary shares.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In August 2020, we issued to our sponsor an aggregate of 22,250,000 founder shares in exchange for a payment of $25,000 from our sponsor to cover for certain expenses on behalf of us, or approximately $0.001 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount of cash the sponsor paid for the founder shares by the number of founder shares issued. On January 13, 2021, our sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 7,187,500 Class B ordinary shares resulting in 15,062,500 Class B ordinary shares outstanding. On January 14, 2021, June 24, 2021 and April 29, 2022, respectively, the Sponsor transferred 40,000 Founder Shares to each of Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly, the independent directors for approximately $0.001 per share. The Initial Shareholders have agreed not to transfer, assign or sell, subject to certain limited exceptions, any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

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

If we do not complete an Initial Business Combination by the Termination Date or during any extension period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

On February 1, 2023, the Company issued a working capital loan under an unsecured promissory note in the principal amount of up to $2,040,000 to our sponsor. The Note does not bear interest and is repayable in full upon consummation of the Company's initial business combination.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 5, 2021, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $240,000 and $219,000 in general and administrative expenses for the year ended December 31, 2022 and 2021, respectively, and approximately $459,000 and $219,000 was included in Due to related party on the accompanying balance sheets at December 31, 2022 and 2021, respectively.

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

Item 14.         Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Audit Fees(1)	$87,081	$97,850
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
(1)	Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our period-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

PART IV.

Item 15.               Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.
(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
3.2(2)	Amendment to Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated February 5, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated February 5, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated February 5, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration and Shareholder Rights Agreement, dated February 5, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated February 5, 2021, between the Company and the Sponsor.
10.5(1)	Private Placement Warrants Purchase Agreement, dated February 5, 2021, between the Company and the Sponsor.
10.6(1)	Forward Purchase Agreement, dated February 5, 2021, between the Company and Neuberger Berman Opportunistic Capital Solutions Master Fund LP.
10.7(3)	Backstop Facility Agreement between the Company and NBOKS, dated as of January 6, 2022.
10.8(4)	Promissory Note, dated May 20, 2021, issued by CC Neuberger Principal Holdings III to CC Neuberger Principal Holdings III Sponsor LLC.
10.9(1)	Registration and Shareholder Rights Agreement between the Company, CC Neuberger Principal Holdings III Sponsor LLC and the other parties thereto
10.10(2)	Promissory Note, dated February 1, 2023, by and between CC Neuberger Principal Holdings III and CC Neuberger Principal Holdings III Sponsor LLC.
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

(2)Previously filed as an exhibit to our Current Report on Form 8-K filed on February 6, 2023 and incorporated by reference herein.
(3)Previously filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2022 and incorporated by reference herein.
(4)Previously filed as an exhibit to our Current Report on Form 8-K filed on May 20, 2021 and incorporated by reference herein.

Item 16.         Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023

CC NEUBERGER PRINCIPAL HOLDINGS III

/s/ Chinh E. Chu
By: Chinh E. Chu
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chinh E. Chu
Name:	Chinh E. Chu
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 23, 2023

/s/ Matthew Skurbe
Name:	Matthew Skurbe
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 23, 2023

/s/ Charles Kantor
Name:	Charles Kantor
Title:	Director
Date:	March 23, 2023

/s/ Keith Abell
Name:	Keith Abell
Title:	Director
Date:	March 23, 2023

/s/ J. Joel Hackney, Jr.
Name:	J. Joel Hackney, Jr.
Title:	Director
Date:	March 23, 2023

/s/ Matthew Mannelly
Name:	Matthew Mannelly
Title:	Director
Date:	March 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

CC Neuberger Principal Holdings III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CC Neuberger Principal Holdings III (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 5, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 23, 2023

PCAOB ID Number 100

CC NEUBERGER PRINCIPAL HOLDINGS III

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$399,123	$908,154
Prepaid expenses	69,350	875,001
Total current assets	468,473	1,783,155
Cash and investments held in Trust Account	408,518,813	402,608,157
Total Assets	$408,987,286	$404,391,312

Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$3,908	$9,568
Accrued expenses	28,691	211,866
Due to related party	459,286	219,286
Total current liabilities	491,885	440,720
Non-current accounts payable and accrued expenses	576,939	459,275
Working capital loan	72,000	1,877,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	1,444,000	29,265,000
Total liabilities	16,672,324	46,129,495

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 40,250,000 shares subject to possible redemption at $10.15 and $10.00 per share at December 31, 2022 and 2021, respectively	408,418,813	402,500,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(16,105,357)	(44,239,689)
Total shareholders' deficit	(16,103,851)	(44,238,183)
Total Liabilities and Shareholders' Deficit	$408,987,286	$404,391,312

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2022	2021
General and administrative expenses	$1,483,511	$1,440,473
Loss from operations	(1,483,511)	(1,440,473)
Other income (expense):
Change in fair value of derivative asset and liabilities	29,626,000	(7,695,000)
Financing costs	—	(736,170)
Interest income and unrealized gain on investments held in Trust Account	5,910,656	108,157
Total other income (expense)	35,536,656	(8,323,013)
Net income (loss)	$34,053,145	$(9,763,486)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	40,250,000	36,390,411
Basic and diluted net income (loss) per ordinary share	$0.62	$(0.19)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	14,936,644
Basic and diluted net income (loss) per ordinary share	$0.62	$(0.19)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	15,062,500	$1,506	$23,494	$(13,604)	$11,396
Accretion on Class A ordinary shares subject to possible redemption	—	$—	—	$—	(23,494)	(34,462,599)	(34,486,093)
Net loss	—	—	—	—	—	(9,763,486)	(9,763,486)
Balance - December 31, 2021	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,918,813)	(5,918,813)
Net income	—	—	—	—	—	34,053,145	34,053,145
Balance - December 31, 2022	—	$—	15,062,500	$1,506	$—	$(16,105,357)	$(16,103,851)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$34,053,145	$(9,763,486)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	(29,626,000)	7,695,000
Financing costs	—	736,170
Interest income and unrealized gain on investments held in Trust Account	(5,910,656)	(108,157)
Changes in operating assets and liabilities:
Prepaid expenses	805,651	(863,605)
Accounts payable	(5,660)	9,568
Accrued expenses	(183,175)	101,866
Due to related party	240,000	219,286
Non-current accounts payable and accrued expenses	117,664	141,275
Net cash used in operating activities	(509,031)	(1,832,083)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(402,500,000)
Net cash used in investing activities	—	(402,500,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(181,088)
Proceeds from working capital loan	—	1,000,000
Proceeds received from initial public offering, gross	—	402,500,000
Proceeds received from private placement	—	10,050,000
Offering costs paid	—	(8,128,675)
Net cash provided by financing activities	—	405,240,237

Net change in cash	(509,031)	908,154

Cash - beginning of the period	908,154	—
Cash - ending of the period	$399,123	$908,154

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$110,000
Offering costs paid by related party under promissory note	$—	$147,913
Accounts payable paid by related party under promissory note	$—	$33,175
Deferred legal fees	$—	$268,832
Deferred underwriting commissions	$—	$14,087,500

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

If the Company is unable to complete a Business Combination by May 5, 2023, or up to twelve months from the original termination date of February 5, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Going Concern

As of December 31, 2022, the Company had approximately $399,000 in its operating bank account and working capital deficit of approximately $23,000.

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

The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until the end of the Combination Period to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, see Note 10 for additional information. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after the end of the Combination Period, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and December 31, 2021, the Company did not hold any cash equivalents.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheets, except for derivative liabilities (see Note 9).

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

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each balance sheet date and record the change in the statements of operations as a (gain) loss on change in fair value of derivative assets and liabilities. The public warrants were initially valued using a binomial lattice pricing model and have subsequently been measured based on the listed market price of such warrants. The Private Placement Warrants are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$24,779,916	$9,273,229	$(6,922,222)	$(2,841,264)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	40,250,000	15,062,500	36,390,411	14,936,644

Basic and diluted net income (loss) per ordinary share	$0.62	$0.62	$(0.19)	$(0.19)

Recently Accounting Standards

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company's condensed financial statements.

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

Founder Shares

On August 14, 2020, the Company issued an aggregate of 22,250,000 Class B ordinary shares to the Sponsor in exchange for a $25,000 payment from the Sponsor to cover for certain expenses on behalf of the Company, or approximately $0.001 per share (the “Founder Shares”). On January 13, 2021, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 7,187,500 Class B ordinary shares resulting in 15,062,500 Class B ordinary shares outstanding. On January 14, 2021, June 24, 2021 and April 29, 2022, respectively, the Sponsor transferred 40,000 Founder Shares to each of Keith W. Abell, J. Joel Hackney, Jr. and Matthew Mannelly, the independent directors for approximately $0.001 per share. The Sponsor agreed to forfeit up to an aggregate of 1,312,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement to be entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”) as described below. On February 5, 2021, the underwriters fully exercised their over-allotment option; thus, these 1,312,500 Founder Shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of December 31, 2022 and 2021, $1.0 million and $1.0 million, respectively, was drawn on the working capital loan, presented at its fair value of approximately $72,000 and $1.9 million, respectively, on the accompanying balance sheets.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $240,000 and $219,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2022 and 2021, respectively, and approximately $459,000 and $219,000 was included in Due to related party on the accompanying balance sheets as of December 31, 2022 and 2021, respectively.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of and December 31, 2022 and 2021, the Company recorded an aggregate of approximately $577,000 and $459,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying balance sheets.

Note 6—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of

December 31, 2022 and 2021, there were 40,250,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the balance sheets.

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as recorded outside of permanent equity as follows:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	34,486,093
Class A ordinary shares subject to possible redemption as of December 31, 2021	402,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,918,813
Class A ordinary shares subject to possible redemption as of December 31, 2022	$408,418,813

Note 7 - Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, respectively, there were 40,250,000 and 0 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 15,062,500 Class B ordinary shares issued and outstanding, respectively.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, respectively, there were no preference shares issued or outstanding.

Note 8 - Derivative Liabilities

Warrants

As of December 31, 2022 and 2021, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

Note 9.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$328,414,326	$—	$—
Liabilities:
Derivative warrant liabilities - Public	402,500	—	—
Derivative warrant liabilities - Private	—	—	502,500
Derivative liabilities - Forward purchase agreement	—	—	539,000
Working capital loan	—	—	72,000

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$352,476,525	$—	$—
Liabilities:
Derivative warrant liabilities - Public	8,774,500	—	—
Derivative warrant liabilities - Private	—	—	18,793,500
Derivative liabilities - Forward purchase agreement	—	—	1,697,000
Working capital loan	—	—	1,877,000
(1)	Excludes $50,714,282 and $50,004,352 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $29,390,205 and $127,280 in cash as of December 31, 2022 and 2021, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded. There were no other transfers between levels for the years ended December 31, 2022 and 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the years ended December 31, 2022 and 2021, the Company recognized a gain/(loss) on the statements of operations resulting from an increase in the fair value of liabilities of approximately $29.6 million and ($7.7 million), respectively, presented as change in fair value of derivative assets and liabilities on the accompanying statement of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the years ended December 31, 2022 and 2021 is summarized as follows:

	Derivative warrant	Forward
	liabilities	purchase agreement	Total
Derivative (assets) liabilities as of December 31, 2020	$—	$—	$—
Issuance of Public and Private Placement Warrants	22,447,000	—	22,447,000
Initial value of forward purchase agreement recognized as change in fair value of derivative assets and liabilities	—	9,138,000	9,138,000
Initial value recognized in additional paid-in-capital	10,150,500	—	10,150,500
Change in fair value of derivative warrant liabilities	(4,546,500)	—	(4,546,500)
Change in fair value of forward purchase agreement	—	(7,441,000)	(7,441,000)
Transfer of Public Warrants to Level 1	(9,257,500)	—	(9,257,500)
Derivative (assets) liabilities as of December 31, 2021	$18,793,500	$1,697,000	$20,490,500
Change in fair value of derivative warrant liabilities	(18,291,000)	—	(18,291,000)
Change in fair value of forward purchase agreement	—	(1,158,000)	(1,158,000)
Derivative (assets) liabilities as of Dcember 31, 2022	$502,500	$539,000	$1,041,500

The change in the fair value of the working capital loan measured with Level 3 inputs for the years ended December 31, 2022 and 2021 is summarized as follows:

Fair value of working capital loan as of December 31, 2020	$—
Issuance of working capital loan at May 20, 2021	1,000,000
Change in fair value of working capital loan	877,000
Fair value of working capital loan as of December 31, 2021	1,877,000
Change in fair value of working capital loan	(1,805,000)
Fair value of working capital loan as of December 31, 2022	$72,000

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination. The warrant valuation models also include expected volatility, which can vary depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants may vary from the volatility of the public warrants depending on the specific characteristics of the public and private placement warrants. As of December 31, 2022, we assumed a volatility based on the implied volatility of the Public Warrants issued by the Company. As of December 31, 2021 we assumed a weighted average volatility based on (a) the median volatility of the Russell 3000 constituents and (b) the implied volatility of the Public Warrants issued by the Company.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31,	As of December 31,
Private Warrants	2022	2021
Stock price	$10.10	$9.88
Volatility	1.2%	30.0%
Expected life of the options to convert	5.1	5.3
Risk-free rate	4.0%	1.3%
Dividend yield	0.0%	0.0%

	As of December 31,	As of December 31,
Forward Purchase Agreements	2022	2021
Stock price	$10.10	$9.88
Probability of merger closing	7.5%	80.0%
Discount term	0.25	0.75
Risk-free rate	4.0%	0.3%

	As of December 31,	As of December 31,
Working Capital Loan	2022	2021
Stock price	$10.10	$9.88
Volatility	1.2%	30.0%
Expected life of the options to convert	5.0	5.0
Risk-free rate	4.0%	1.3%
Dividend yield	0.0%	0.0%
Probability of merger closing	7.5%	80.0%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, the Company determined that except as disclosed below there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

On February 1, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) for the purpose of approving an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must complete a business combination from February 5, 2023, to May 5, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to nine times by an additional month each time after the Extended Date, for a total of up to nine months, to February 5, 2024, by resolution of the Company’s board of directors, if requested by the Sponsor (the “Extension”). The shareholders’ also approved to eliminate from the Company's Memorandum and Articles of Association the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001. The Extension and corresponding amendments to the amended and restated memorandum and articles of association did not impact or change any aspect of the forward purchase agreement the Company has entered into with NBOKS.

In addition, the Company’s Sponsor agreed that as part of the Extension approval, the Sponsor or one or more of its affiliates, members or third-party designees, would contribute to the Company as a loan, within five business days of the date of the Extension Meeting, $360,000, to be deposited into the trust account established in connection with the Company’s initial public offering. In addition, in the event the Company does not consummate an initial business combination by the Extended Date, the Lender may contribute to the Company $120,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Extended Date.

Accordingly, on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $362.8 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding. The respective Trust proceeds were placed in an interest bearing depository account at Morgan Stanley Private Bank, N.A. to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act). The Company made this decision given our understanding that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules. As of the date of the financial statements were available to be issued, this depository account was earning a 3.35% interest rate, subject to change periodically. This depository account is subject to the federally insured limit of up to $250,000. Additionally, subsequent to the redemption and as of the date the financial statements were available to be issued, the Company continued to meet the minimum requirements to remain listed on the NYSE.