Form 10-Q
period 2023-03-31
CC Neuberger Principal Holdings III
filed 2023-05-12
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, 4,537,338 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$217,277	$399,123
Prepaid expenses	73,933	69,350
Total current assets	291,210	468,473
Cash and investments held in Trust Account	47,672,872	408,518,813
Total Assets	$47,964,082	$408,987,286

Liabilities, Commitments and Contingencies and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,921	$3,908
Accrued expenses	98,330	28,691
Due to related party	519,286	459,286
Total current liabilities	620,537	491,885
Non-current accounts payable and accrued expenses	719,353	576,939
Working capital loans, at fair value	322,000	72,000
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	7,039,000	1,444,000
Total liabilities	22,788,390	16,672,324

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 4,537,338 shares and 40,250,000 shares subject to possible redemption at $10.48 and $10.15 per share at March 31, 2023 and December 31, 2022, respectively	47,572,872	408,418,813

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(22,398,686)	(16,105,357)
Total shareholders’ deficit	(22,397,180)	(16,103,851)
Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$47,964,082	$408,987,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$648,329	$373,652
Loss from operations	(648,329)	(373,652)
Other (expense) income:
Change in fair value of derivative asset and liabilities	(5,729,410)	10,879,000
Gain on investments held in Trust Account	2,408,654	116,909
Total other (expense) income, net	(3,320,756)	10,995,909
Net (loss) income	$(3,969,085)	$10,622,257

Basic and diluted weighted average shares outstanding of Class A ordinary shares	18,581,643	40,250,000
Basic and diluted net (loss) income per ordinary share	$(0.12)	$0.19
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	15,062,500
Basic and diluted net (loss) income per ordinary share	$(0.12)	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	15,062,500	$1,506	$—	$(16,105,357)	$(16,103,851)
Proceeds in excess of Fair Value of Convertible Note on issuance	—	—	—	—	444,410	—	444,410
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(444,410)	(2,324,244)	(2,768,654)
Net loss	—	—	—	—	—	(3,969,085)	(3,969,085)
Balance — March 31, 2023 (unaudited)	—	$—	15,062,500	$1,506	$—	$(22,398,686)	$(22,397,180)

For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2022	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Net income	—	—	—	—	—	10,622,257	10,622,257
Balance - March 31, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(33,617,432)	$(33,615,926)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,969,085)	$10,622,257
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	5,729,410	(10,879,000)
Gain on investments held in Trust Account	(2,408,654)	(116,909)
Changes in operating assets and liabilities:
Prepaid expenses	(4,583)	198,151
Accounts payable	(987)	4,613
Accrued expenses	69,639	(503)
Due to related party	60,000	60,000
Non-current accounts payable and accrued expenses	142,414	49,325
Net cash used in operating activities	(381,846)	(62,066)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(360,000)	—
Cash withdrawn from Trust Account in connection with redemption	363,614,595	—
Net cash provided by investing activities	363,254,595	—

Cash Flows from Financing Activities:
Proceeds from promissory note	560,000	—
Redemption of Ordinary shares	(363,614,595)	—
Net cash used in financing activities	(363,054,595)	—

Net change in cash	(181,846)	(62,066)

Cash - beginning of the period	399,123	908,154
Cash - ending of the period	$217,277	$846,088

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On February 1, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) at which shareholders approved an amendment to the amended and restated memorandum and articles of association to extend the date by which the Company must complete a business combination from February 5, 2023, to May 5, 2023 (the “Extended Date”), and to allow the Company, without another shareholder vote, to elect to further extend the date to consummate a business combination up to nine times by an additional month each time after the Extended Date, for a total of up to an additional nine months, to February 5, 2024, by resolution of the Company’s board of directors, if requested by the Sponsor (the “Extension”). The shareholders’ also approved to eliminate from the Company’s Memorandum and Articles of Association the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001. The Extension and corresponding amendments to the amended and restated memorandum and articles of association did not impact or change any aspect of the forward purchase agreement the Company has entered into with NBOKS.

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

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $363.6 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding. The respective Trust proceeds were placed in an interest bearing depository account at Morgan Stanley Private Bank, N.A. to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act). As of the date of the financial statements were available to be issued, this depository account was earning a 3.60% interest rate, subject to change periodically. This depository account is subject to the federally insured limit of up to $250,000. Additionally, subsequent to the redemption and as of the date the financial statements were available to be issued, the Company continued to meet the minimum requirements to remain listed on the NYSE.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of March 31, 2023, the Company had approximately $217,000 in its operating bank account and working capital deficit of approximately $329,000.

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

The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until the end of the Combination Period to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, see Note 10 for additional information. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after the end of the Combination Period, nor do these condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 23, 2023.

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

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not hold any cash equivalents.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investment Securities Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in investment income on Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. The Trust Account may also contain balances of cash as result of investment activity.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, including, but not limited to, derivative assets and liabilities, at the date of the condensed financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. These offering costs are only payable in the event of a successful business combination.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,537,338 shares and 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(2,192,124)	$(1,776,961)	$7,729,642	$2,892,615

Denominator:
Basic and diluted weighted average common shares outstanding	18,581,643	15,062,500	40,250,000	15,062,500

Basic and diluted net (loss) income per common share	$(0.12)	$(0.12)	$0.19	$0.19

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

In connection with the Extension Meeting, as described in Note 1 on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

As of March 31, 2023 and December 31, 2022, $1.56 and $1.0 million was drawn in aggregate on the working capital loans and promissory note, presented at their fair value of approximately $322,000 and $72,000, respectively, on the accompanying condensed balance sheets.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023 and 2022. Approximately $519,000 and $459,000 was included in due to related party at March 31, 2023 and December 31, 2022, respectively.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company recorded an aggregate of approximately $719,000 and $577,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 40,250,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	34,486,093
Class A ordinary shares subject to possible redemption as of December 31, 2021	402,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,918,813
Class A ordinary shares subject to possible redemption as of December 31, 2022	408,418,813
Less redemptions by shareholders of Class A ordinary shares subject to possible redemption in connection with the Extension (see Note 1)	(363,614,595)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,768,654
Class A ordinary shares subject to possible redemption as of March 31, 2023	$47,572,872

Note 7 - Shareholders’ Deficit

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, respectively, there were 4,537,338 shares and 40,250,000 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Note 8 - Derivative Liabilities

Warrants

As of March 31, 2023 and December 31, 2022, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$—	$—	$—
Liabilities:
Derivative warrant liabilities - Public	1,610,000	—	—
Derivative warrant liabilities - Private	—	—	2,010,000
Derivative liabilities – Forward purchase agreement	—	—	3,419,000
Working capital loan and Promissory Note	—	—	322,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$328,414,326	$—	$—
Liabilities:
Derivative warrant liabilities - Public	402,500	—	—
Derivative warrant liabilities - Private	—	—	502,500
Derivative liabilities - Forward purchase agreement	—	—	539,000
Working capital loan	—	—	72,000
(1)	Excludes $0 and $50,714,282 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $47,672,872 and $29,390,205 in cash at March 31, 2023 and December 31, 2022, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2023.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan and Promissory Note are valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended March 31, 2023 and 2022, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from a decrease/increase in the fair value of derivative liabilities of approximately $5.7 million and $10.9 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2023 and 2022, respectively, are summarized as follows:

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2022	$502,500	$539,000	$1,041,500
Change in fair value of derivative warrant liabilities	1,507,500	—	1,507,500
Change in fair value of forward purchase agreement	—	2,880,000	2,880,000
Derivative (assets) liabilities at March 31, 2023	$2,010,000	$3,419,000	$5,429,000

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative liabilities at December 31, 2021	18,793,500	1,697,000	20,490,500
Change in fair value of warrant liabilities	(5,326,500)	—	(5,326,500)
Change in fair value of forward purchase agreement	—	(1,236,000)	(1,236,000)
Derivative liabilities at March 31, 2022	$13,467,000	$461,000	$13,928,000

The change in the fair value of the working capital loan and Promissory Note measured with Level 3 inputs for the three months ended March 31, 2023 is summarized as follows:

Fair value of working capital loan as of December 31, 2022	72,000
Fair value at issuance of Promissory Note	115,590
Change in fair value of working capital loan	134,410
Fair value of working capital loan and Promissory Note as of March 31, 2023	$322,000

The change in the fair value of the working capital loan measured with Level 3 inputs for the three months ended March 31, 2022 is summarized as follows:

Fair value of working capital loan at December 31, 2021	1,877,000
Change in fair value of working capital loan	(533,000)
Fair value of working capital loan at March 31,2022	$1,344,000

The valuation methodologies for the warrants, working capital loan and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination. The warrant valuation models also include expected volatility, which can vary depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants may vary from the volatility of the public warrants depending on the specific characteristics of the public and private placement warrants. As of March 31, 2023 and December 31, 2022, we assumed a volatility based on the implied volatility of the Public Warrants issued by the Company.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of March 31,	As of December 31,
Private Warrants	2023	2022
Stock price	$10.32	$10.10
Volatility	6.5%	1.2%
Expected life of the options to convert	5.2	5.1
Risk-free rate	3.6%	4.0%
Dividend yield	0.0%	0.0%

	As of March 31,	As of December 31,
Forward Purchase Agreements	2023	2022
Stock price	$10.32	$10.10
Probability of closing	20.0%	7.5%
Discount term	0.85	0.25
Risk-free rate	3.6%	4.0%

	As of March 31,	As of December 31,
Working Capital Loan and Promissory Note	2023	2022
Stock price	$10.32	$10.10
Volatility	6.5%	1.2%
Expected life of the options to convert	5.0	5.0
Risk-free rate	3.6%	4.0%
Dividend yield	0.0%	0.0%
Probability of merger closing	20.0%	7.5%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were available to be issued. Based upon this review, the Company determined that except as disclosed below there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

On April 28, 2023, the Company deposited $360,000 into the Company’s trust account established in connection with the Company’s intitial public offering, for its Class A subject to redemption shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from May 5, 2023 to August 5, 2023 (the “Extension”). The Extension represents three of up to nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The Company funded the Extension by drawing down on the Promissory Note issued by the Company to the Sponsor (as discussed in Note 4).

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

Recent Developments

On February 1, 2023, we held an extraordinary general meeting of shareholders (the “Extension Meeting”) at which shareholders approved an amendment to the amended and restated memorandum and articles of association to extend the date by which we must complete a business combination from February 5, 2023, to May 5, 2023 (the “Extended Date”), and to allow us, without another shareholder vote, to elect to further extend the date to consummate a business combination up to nine times by an additional month each time after the Extended Date, for a total of up to an additional nine months, to February 5, 2024, by resolution of our board of directors, if requested by the Sponsor (the “Extension”). The shareholders’ also approved to eliminate from our Memorandum and Articles of Association the limitation that we may not redeem public shares to the extent that such redemption would result in having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) of less than $5,000,001.

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

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $363.6 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding. The respective Trust proceeds were placed in an interest bearing depository account at Morgan Stanley Private Bank, N.A. to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act). The Company made this decision given our understanding that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules. As of the date of the financial statements were available to be issued, this depository account was earning a 3.60% interest rate, subject to change periodically. This depository account is subject to the federally insured limit of up to $250,000.

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

Results of Operations

Our entire activity from inception through March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended March 31, 2023, we had net loss of approximately $4 million, which consisted of approximately $648,000 in general and administrative costs and $5.7 million loss from changes in fair value of derivative financial instruments which was more than offset by approximately $2.4 million in net gain earned on investments held in the Trust Account.

For the three months ended March 31, 2022, we had a net income of approximately $10.6 million, which consisted of approximately $10.9 million gain from changes in fair value of derivative financial instruments and approximately $117,000 in net gain earned on investments held in the Trust Account, which was more than offset by approximately $374,000 in general and administrative costs.

Going Concern

As of March 31, 2023, we had approximately $217,000 in our operating bank account and working capital of approximately $329,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete our initial Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any Business Combination by the Termination Date. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after the Termination Date, nor do these condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

In connection with the Extension Meeting, as described in Note 1 on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

As of March 31, 2023 and December 31, 2022, $1.56 and $1.0 million was drawn on the working capital loans, presented at its fair value of approximately $322,000 and $72,000, respectively, on the accompanying condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023 and 2022. Approximately $519,000 and $459,000 was included in due to related party at March 31, 2023 and December 31, 2022, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of March 31, 2023 and December 31, 2022, we recorded an aggregate of approximately $719,000 and $577,000 in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We determined the Working Capital Loan and Derivative Liabilities to be critical accounting estimates. The Company has identified the following as its critical accounting policies and estimates:

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,537,338 shares and 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 as filed with the SEC on March 23, 2023.

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

Dated: May 12, 2023	CC NEUBERGER PRINCIPAL HOLDINGS III
	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer