Form 10-Q
period 2023-06-30
CC Neuberger Principal Holdings III
filed 2023-08-21
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, 4,537,338 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$23,624	$399,123
Prepaid expenses	122,230	69,350
Total current assets	145,854	468,473
Cash and investments held in Trust Account	48,529,387	408,518,813
Total Assets	$48,675,241	$408,987,286

Liabilities, Commitments and Contingencies and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,451	$3,908
Accrued expenses	27,500	28,691
Due to related party	579,286	459,286
Total current liabilities	609,237	491,885
Non-current accounts payable and accrued expenses	725,074	576,939
Working capital loans, at fair value	213,600	72,000
Promissory note – related party, net of discount	1,102,384	—
Conversion option liability, at fair value	136,192	—
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	6,645,500	1,444,000
Total liabilities	23,519,487	16,672,324

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 4,537,338 shares and 40,250,000 shares subject to possible redemption at $10.67 and $10.15 per share at June 30, 2023 and December 31, 2022, respectively	48,429,387	408,418,813

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(23,275,139)	(16,105,357)
Total shareholders’ deficit	(23,273,633)	(16,103,851)
Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$48,675,241	$408,987,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$339,777	$393,537	$988,106	$767,189
Loss from operations	(339,777)	(393,537)	(988,106)	(767,189)
Other income (expense):
Change in fair value of derivative asset and liabilities	275,753	13,697,500	(5,452,357)	24,576,500
Gain on investments held in Trust Account	496,515	435,559	2,905,169	552,468
Amortization of debt discount	(6,455)	—	(9,319)	—
Total other income (expense), net	765,813	14,133,059	(2,556,507)	25,128,968
Net income (loss)	$426,036	$13,739,522	$(3,544,613)	$24,361,779

Basic and diluted weighted average shares outstanding of Class A ordinary shares	4,537,338	40,250,000	11,481,467	40,250,000
Basic and diluted net income (loss) per Class A ordinary share	$0.02	$0.25	$(0.13)	$0.44
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	15,062,500	15,062,500	15,062,500
Basic and diluted net income (loss) per Class B ordinary share	$0.02	$0.25	$(0.13)	$0.44

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	15,062,500	$1,506	$—	$(16,105,357)	$(16,103,851)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,768,654)	(2,768,654)
Net loss	—	—	—	—	—	(3,970,649)	(3,970,649)
Balance - March 31, 2023 (unaudited), as revised	—	$—	15,062,500	$1,506	$—	$(22,844,660)	$(22,843,154)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(856,515)	(856,515)
Net income	—	—	—	—	—	426,036	426,036
Balance — June 30, 2023 (unaudited)	—	$—	15,062,500	$1,506	$—	$(23,275,139)	$(23,273,633)

For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Net income	—	—	—	—	—	10,622,257	10,622,257
Balance — March 31, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(33,617,432)	$(33,615,926)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(560,625)	(560,625)
Net income	—	—	—	—	—	13,739,522	13,739,522
Balance - June 30, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(20,438,535)	$(20,437,029)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(3,544,613)	$24,361,779
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	5,452,357	(24,576,500)
Interest income and unrealized gain on investments held in Trust Account	(2,905,169)	(552,468)
Amortization of debt discount	9,319	—
Changes in operating assets and liabilities:
Prepaid expenses	(52,880)	358,150
Accounts payable	(1,457)	(5,082)
Accrued expenses	(1,191)	(182,671)
Due to related party	120,000	120,000
Non-current accounts payable and accrued expenses	148,135	67,817
Net cash used in operating activities	(775,499)	(408,975)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(720,000)	—
Cash withdrawn from Trust Account in connection with redemptions	363,614,595	—
Net cash provided by investing activities	362,894,595	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,120,000	—
Redemption of Ordinary shares	(363,614,595)	—
Net cash used in financing activities	(362,494,595)	—

Net change in cash	(375,499)	(408,975)

Cash - beginning of the period	399,123	908,154
Cash - ending of the period	$23,624	$499,179

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

As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CC Neuberger Principal Holdings III Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021. On February 5, 2021, the Company consummated its Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,250,000 additional Units to cover the underwriters’ over-allotment (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $402.5 million, and incurring offering costs of approximately $22.7 million, of which approximately $14.1 million was for deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.1 million (Note 5).

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”)Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $363.6 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding. The respective Trust proceeds were placed in an interest bearing depository account at Citibank, N.A. to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act). As of June 30, 2023, this depository account was earning a 4.75% interest rate, subject to change periodically. This depository account is subject to the federally insured limit of up to $250,000. Additionally, subsequent to the redemption and as of the date the financial statements were available to be issued, the Company continued to meet the minimum requirements to remain listed on the NYSE.

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

On April 28, 2023, the Company deposited $360,000 into the Company's trust account established in connection with the Company's initial public offering, for its Class A subject to redemption shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from May 5, 2023 to August 5, 2023 (the "Extension"). The Extension represents three of up to nine one-month extensions permitted under the Company's amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The Company funded the Extension by drawing down on the Promissory Note issued by the Company to the Sponsor (as discussed in Note 5).

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per Public Share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of June 30, 2023, the Company had approximately $24,000 in its operating bank account and working capital deficit of approximately $463,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (see Note 5), and a loan from the Sponsor of approximately $181,000 under the Note (see Note 5). The Company fully repaid the Note on June 8, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company a Working Capital Loans (as defined in Note 5) as may be required. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. See Note 5 for more details.

The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until the end of the Combination Period to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, see Note 11 for additional information. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after the end of the Combination Period, nor do these condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Revision to Prior Period Financial Statements

During the course of preparing the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s Promissory Note – Related Party, as described in Note 5 issued during the three months ended March 31, 2023. The fair value of the note was significantly below par value at initial borrowing, which resulted in an offsetting entry to additional paid in capital. As such, under ASC 825-10 the fair value method that was elected was not permitted. The proper treatment is to analyze the Promissory Note – Related Party under the bifurcation method. As such, the Promissory Note – Related Party should have been booked at amortized cost. Effective with these unaudited condensed financial statements, the Company revised its presentation of the  Promissory Note – Related Party to the Form 10-Q for the three months ended March 31, 2023. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previous issued Form 10-Q will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. The impact of the revision on the Company’s financial statements  is presented in the following table:

	As previously
	Reported	Adjustments	As Revised
Unaudited Condensed Balance Sheet as of March 31, 2023
Working capital loans, at fair value	$322,000	$(115,590)	$206,410
Promissory Note – related party, net of discount	$—	$543,196	$543,196
Conversion option liability, at fair value	$—	$18,368	18,368
Accumulated Deficit	$(22,398,686)	$(445,974)	$(22,844,660)
Total Liabilities	$22,788,390	$445,974	$23,234,364
Total Stockholders’ Deficit	$(22,397,180)	$(445,974)	$(22,843,154)

	As previously
	Reported	Adjustments	As Revised
Unaudited Condensed Statement of Operations for the Three Months Ended March 31, 2023
Change in fair value of derivative asset and liabilities	$(5,729,410)	$1,300	$(5,728,110)
Amortization of debt discount	$—	$(2,864)	$(2,864)
Total other income (expense)	$(3,320,756)	$(1,564)	$(3,322,320)
Net loss	$(3,969,085)	$(1,564)	$(3,970,649)

	As previously
	Reported	Adjustments	As Revised
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2023
Proceeds received in excess of initial fair value of Promissory Note – Related Party	$444,410	$(444,410)	$—
Net loss	$(3,969,085)	$(1,564)	$(3,970,649)
Increase in redemption value of Class A ordinary shares subject to possible redemption	$(444,410)	$444,410	$—
Accumulated Deficit	$(22,398,686)	$(445,974)	$(22,844,660)
Total Stockholders’ Deficit	$(22,397,180)	$(445,974)	$(22,843,154)

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As previously
	Reported	Adjustments	As Revised
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023
Net loss	$(3,969,085)	$(1,564)	$(3,970,649)
Change in fair value of derivative asset and liabilities	$5,729,410	$(1,300)	$5,728,110
Amortization of debt discount	$—	$2,864	$2,864

Non Cash:
Initial recognition of conversion option liability	$—	$19,668	$19,668

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not hold any cash equivalents.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, except for derivative liabilities and conversion option liability (see Note 10).

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

Working Capital Loan

The Company has elected the fair value option to account for its Working Capital Loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in the fair value of working capital loan on the balance sheet and change in fair value of derivative liabilities on the statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Promissory Note – Related Party

The Company analyzed the Promissory Note – Related Party, as described in Note 5, to assess if the fair value option was appropriate, due to fair value of the note being significantly below par value at initial borrowing, which results in an offsetting entry to additional paid in capital and under the related party guidance which precludes the fair value option it was determined the fair value option was not appropriate. As such, the Company accounted for the Promissory Note - Related Party, analyzing the conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,537,338 shares and 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$98,627	$327,409	$(1,533,206)	$(2,011,407)

Denominator:
Basic and diluted weighted average common shares outstanding	4,537,338	15,062,500	11,481,467	15,062,500

Basic and diluted net income (loss) per common share	$0.02	$0.02	$(0.13)	$(0.13)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$9,998,025	$3,741,497	$17,727,667	$6,634,112

Denominator:
Basic and diluted weighted average common shares outstanding	40,250,000	15,062,500	40,250,000	15,062,500

Basic and diluted net income per common share	$0.25	$0.25	$0.44	$0.44

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 5 - Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of June 30, 2023 and December 31, 2022, $1.0 million was drawn in aggregate on the working capital loans and presented their fair value of approximately $214,000 and $72,000, respectively, on the accompanying condensed balance sheets.

In connection with the Extension Meeting, as described in Note 1 on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. Additionally, the Sponsor funded two drawdowns by the Company on April 28, 2023 and May 10, 2023 in the principal amount of $360,000 and $200,000, respectively. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

As of June 30, 2023, $1.12 million was drawn in aggregate on the Promissory Note – Related Party, presented, net of discount, of approximately $1.1 million, on the accompanying condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $120,000 in General and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023 and 2022, respectively. Approximately $579,000 and $459,000 was included in Due to related party at June 30, 2023 and December 31, 2022, respectively.

Note 6 - Commitments and Contingencies

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2023 and December 31, 2022, the Company recorded an aggregate of approximately $725,000 and $577,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,537,338 and 40,250,000 shares of class A ordinary shares outstanding, respectively, all of which were subject to possible redemption.

As of June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	34,486,093
Class A ordinary shares subject to possible redemption as of December 31, 2021	$402,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,918,813
Class A ordinary shares subject to possible redemption as of December 31, 2022	$408,418,813
Less redemptions by shareholders of Class A ordinary shares subject to possible redemption in connection with the Extension (see Note 1)	(363,614,595)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,768,654
Class A ordinary shares subject to possible redemption as of March 31, 2023	$47,572,872
Increase in redemption value of Class A ordinary shares subject to possible redemption	856,515
Class A ordinary shares subject to possible redemption as of June 30, 2023	$48,429,387

Note 8 - Shareholders’ Deficit

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, respectively, there were 4,537,338 shares and 40,250,000 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Note 9 - Derivative Liabilities

Warrants

As of June 30, 2023 and December 31, 2022, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$—	$—	$—
Liabilities:
Derivative warrant liabilities - Public	1,610,000	—	—
Derivative warrant liabilities - Private	—	—	2,110,500
Derivative liabilities – Forward purchase agreement	—	—	2,925,000
Working capital loan	—	—	213,600
Conversion option liability	—	—	136,192

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$328,414,326	$—	$—
Liabilities:
Derivative warrant liabilities - Public	402,500	—	—
Derivative warrant liabilities - Private	—	—	502,500
Derivative liabilities - Forward purchase agreement	—	—	539,000
Working capital loan	—	—	72,000
(1)	Excludes $0 and $50,714,282 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $48,529,387 and $29,390,205 in cash at June 30, 2023 and December 31, 2022, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2023.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan and are valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The Company’s conversion option liability is valued using a Monte Carlo simulation analysis on the convertible feature of the Promissory Note. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended June 30, 2023 and 2022, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from an decrease/(increase) in the fair value of derivative liabilities of approximately $276,000 and $13.7 million, respectively, presented as Change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized a gain/(loss) on the accompanying unaudited condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative liabilities of approximately ($5.4 million) and $24.6 million, respectively, presented as Change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the three and six months ended June 30, 2023 and 2022, respectively, are summarized as follows:

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2022	$502,500	$539,000	$1,041,500
Change in fair value of derivative warrant liabilities	1,507,500	—	1,507,500
Change in fair value of forward purchase agreement	—	2,880,000	2,880,000
Derivative (assets) liabilities at March 31, 2023	$2,010,000	$3,419,000	$5,429,000
Change in fair value of derivative warrant liabilities	100,500	—	100,500
Change in fair value of forward purchase agreement	—	(494,000)	(494,000)
Derivative (assets) liabilities at June 30, 2023	$2,110,500	$2,925,000	$5,035,500

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative liabilities at December 31, 2021	$18,793,500	$1,697,000	$20,490,500
Change in fair value of derivative warrant liabilities	(5,326,500)	—	(5,326,500)
Change in fair value of forward purchase agreement	—	(1,236,000)	(1,236,000)
Derivative liabilities at March 31, 2022	13,467,000	461,000	13,928,000
Change in fair value of derivative warrant liabilities	(10,351,500)	—	(10,351,500)
Change in fair value of forward purchase agreement	—	(77,000)	(77,000)
Derivative liabilities at June 30, 2022	$3,115,500	$384,000	$3,499,500

The change in the fair value of the working capital loan measured with Level 3 inputs for the three and six months ended June 30, 2023 is summarized as follows:

Fair value of working capital loan as of December 31, 2022	$72,000
Change in fair value of working capital loan	134,410
Fair value of working capital loan as of March 31, 2023	$206,410
Change in fair value of working capital loan	7,190
Fair value of working capital loan as of June 30, 2023	$213,600

The change in the fair value of the working capital loan measured with Level 3 inputs for the three and six months ended June 30, 2022 is summarized as follows:

Fair value of working capital loan at December 31, 2021	$1,877,000
Change in fair value of working capital loan	(533,000)
Fair value of working capital loan at March 31, 2022	$1,344,000
Change in fair value of working capital loan	(693,000)
Fair value of working capital loan at June 30, 2022	$651,000

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the conversion option liability measured with Level 3 inputs for the three and six months ended June 30, 2023 is summarized as follows:

Fair value of conversion option liability as of December 31, 2022	$—
Initial measurement of conversion option liability on February 6, 2023	19,668
Change in fair value of conversion option liability	(1,300)
Fair value of conversion option liability as of March 31, 2023	$18,368
Initial measurement of conversion option liability on April 28, 2023	4,935
Initial measurement of conversion option liability on May 10, 2023	2,332
Change in fair value of conversion option liability	110,557
Fair value of conversion option liability as of June 30, 2023	$136,192

The valuation methodologies for the warrants, working capital loan,forward purchase agreement, and conversion option included on the accompanying condensed balance sheets include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination. The warrant valuation models also include expected volatility, which can vary depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants may vary from the volatility of the public warrants depending on the specific characteristics of the public and private placement warrants. As of June 30, 2023 and December 31, 2022, we assumed a volatility based on the implied volatility of the Public Warrants issued by the Company.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of June 30,	As of December 31,
Private Warrants	2023	2022
Stock price	$10.85	$10.10
Volatility	13.7%	1.2%
Expected life of the options to convert	5.2	5.1
Risk-free rate	4.1%	4.0%
Dividend yield	0.0%	0.0%

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of June 30,	As of December 31,
Forward Purchase Agreements	2023	2022
Stock price	$10.85	$10.10
Probability of closing	10.0%	7.5%
Discount term	0.9	0.3
Risk-free rate	4.1%	4.0%

	As of June 30,	As of December 31,
Working Capital Loan	2023	2022
Stock price	$10.85	$10.10
Volatility	13.7%	1.2%
Expected life of the options to convert	5.2	5.0
Risk-free rate	4.1%	4.0%
Dividend yield	0.0%	0.0%
Probability of merger closing	10.0%	7.5%

l
	As of June 30,	May 10, 2023	April 28, 2023	February 6, 2023
Conversion option liability	2023	(initial measurement)	(initial measurement)	(initial measurement)
Stock price	$10.85	$10.45	$10.33	$10.10
Volatility	13.7%	4.5%	5.2%	8.1%
Expected life of the options to convert	5.2	5.2	5.2	5.2
Risk-free rate	4.1%	3.4%	3.5%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Probability of merger closing	10.0%	20.0%	20.0%	20.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date that the condensed financial statements were issued. Based upon this review, the Company determined there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements, other than the following.

On August 1, 2023, CC Neuberger Principal Holdings III (the “Company”) deposited $360,000 into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from August 5, 2023 to November 5, 2023 (the “Extension”). The Extension includes the fourth, fifth and sixth of up to nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination.

The Company funded the Extension by drawing down on a promissory note (the “Note”) issued by the Company to the CC Neuberger Principal Holdings III Sponsor LLC (the “Sponsor”), dated February 1, 2023, which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2023, and described in Note 5 above. The Sponsor funded an aggregate of $660,000 on August 1, 2023, pursuant to such draw down on the Note. As of August 1, 2023, $1,780,000 was drawn in aggregate on the Note. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Company’s trust account, if any. At the election of the Sponsor, up to $1,500,000 of the total principal amount of the Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.1 million (Note 5).

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

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, for an aggregate redemption amount of approximately $363.6 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding. The respective Trust proceeds were placed in an interest bearing depository account at Citibank, N.A. to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act). The Company made this decision given our understanding that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules. As of the date of the financial statements were available to be issued, this depository account was earning a 4.75% interest rate, subject to change periodically. This depository account is subject to the federally insured limit of up to $250,000.

On April 28, 2023, the Company deposited $360,000 into the Company's trust account established in connection with the Company's initial public offering, for its Class A subject to redemption shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from May 5, 2023 to August 5, 2023 (the "Extension"). The Extension represents three of up to nine one-month extensions permitted under the Company's  amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The Company funded the Extension by drawing down on the Promissory Note issued by the Company to the Sponsor (as discussed in Note 5).

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

Results of Operations

Our entire activity from inception through June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended June 30, 2023, we had net income of approximately $426,000, which consisted of approximately $276,000 gain from changes in fair value of derivative financial instruments and approximately $497,000 in gains on investments held in the Trust Account, which was partially offset by approximately $340,000 in general and administrative costs.

For the three months ended June 30, 2022, we had net income of approximately $13.7 million, which consisted of approximately $394,000 in general and administrative costs, which was more than offset by $13.7 million gain from changes in fair value of derivative financial instruments and approximately $436,000 in unrealized gains earned on investments held in the Trust Account.

For the six months ended June 30, 2023, we had a net loss of approximately $3.5 million, which consisted of approximately $988,000 in general and administrative costs and $5.5 million loss from changes in fair value of derivative financial instruments which was partially offset by approximately $2.9 million in gain on investments held in the Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $24.4 million, which consisted of approximately $767,000 in general and administrative costs, which was more than offset by $24.6 million gain from changes in fair value of derivative financial instruments and approximately $552,000 in unrealized gains earned on investments held in the Trust Account.

Going Concern

As of June 30, 2023, we had approximately $24,000 in our operating bank account and working capital deficit of approximately $463,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (see Note 5), and a loan from the Sponsor of approximately $181,000 under the Note (see Note 5). The Company repaid the Note in full on June 8, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans (as defined in Note 5) as may be required. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor (see Note 5).

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

As of June 30, 2023 and December 31, 2022, $1.0 million was drawn in aggregate on the working capital loans and presented at their fair value of approximately $214,000 and $72,000, respectively, on the accompanying condensed balance sheets. And as of June 30, 2023, $1.12 million was drawn in aggregate on the Promissory Note – Related Party, presented net of discount of approximately $1.1 million, on the accompanying condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $120,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2023 and 2022, respectively. Approximately $579,000 and $459,000 was included in due to related party at June 30, 2023 and December 31, 2022, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of June 30, 2023 and December 31, 2022, we recorded an aggregate of approximately $725,000 and $577,000 in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Conversion Option Liability

The Company accounts for the conversion option embedded in the promissory note with our Sponsor in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,537,338 shares and 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,050,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.1 million (Note 5).

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

In connection with the Extension Meeting, as described in Note 1 on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. Additionally, the Sponsor funded two drawdowns by the Company on April 28, 2023 and May 10, 2023 in the principal amount of $360,000 and $200,000, respectively. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

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

Dated: August 18, 2023	CC NEUBERGER PRINCIPAL HOLDINGS III
	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer