Form 10-Q
period 2023-09-30
CC Neuberger Principal Holdings III
filed 2023-11-13
CIK 1821329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 4,537,338 Class A ordinary shares, par value $0.0001 per share, and 15,062,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS III

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS III

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash	$49,709	$399,123
Prepaid expenses	100,702	69,350
Total current assets	150,411	468,473
Cash and investments held in Trust Account	49,483,722	408,518,813
Total Assets	$49,634,133	$408,987,286

Liabilities, Commitments and Contingencies and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$—	$3,908
Accrued expenses	27,450	28,691
Due to related party	639,286	459,286
Total current liabilities	666,736	491,885
Non-current accounts payable and accrued expenses	738,775	576,939
Working capital loan, at fair value	185,800	72,000
Promissory note – related party, net of discount	1,747,737	—
Conversion option liability, at fair value	136,350	—
Deferred underwriting commissions	14,087,500	14,087,500
Derivative liabilities	6,165,000	1,444,000
Total liabilities	23,727,898	16,672,324

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 4,537,338 shares and 40,250,000 shares subject to possible redemption at $10.88 and $10.15 per share at September 30, 2023 and December 31, 2022, respectively	49,383,722	408,418,813

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,062,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,506	1,506
Additional paid-in capital	—	—
Accumulated deficit	(23,478,993)	(16,105,357)
Total shareholders’ deficit	(23,477,487)	(16,103,851)
Total Liabilities, Commitments and Contingencies and Shareholders’ Deficit	$49,634,133	$408,987,286

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$366,643	$332,743	$1,354,749	$1,099,932
Loss from operations	(366,643)	(332,743)	(1,354,749)	(1,099,932)

Other income (expense):
Change in fair value of derivative asset and liabilities	540,475	2,182,500	(4,911,882)	26,759,000
Gain on investments held in Trust Account	594,335	1,877,431	3,499,504	2,429,899
Amortization of debt discount	(17,686)	—	(27,005)	—
Total other income (expense), net	1,117,124	4,059,931	(1,439,383)	29,188,899

Net income (loss)	$750,481	$3,727,188	$(2,794,132)	$28,088,967

Basic and diluted weighted average shares outstanding of Class A ordinary shares	4,537,338	40,250,000	9,132,717	40,250,000
Basic and diluted net income (loss) per Class A ordinary share	$0.04	$0.07	$(0.12)	$0.51
Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,062,500	15,062,500	15,062,500	15,062,500
Basic and diluted net income (loss) per Class B ordinary share	$0.04	$0.07	$(0.12)	$0.51

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	15,062,500	$1,506	$—	$(16,105,357)	$(16,103,851)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,768,654)	(2,768,654)
Net loss	—	—	—	—	—	(3,970,649)	(3,970,649)
Balance - March 31, 2023 (unaudited), as revised	—	—	15,062,500	1,506	—	(22,844,660)	(22,843,154)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(856,515)	(856,515)
Net income	—	—	—	—	—	426,036	426,036
Balance - June 30, 2023 (unaudited)	—	—	15,062,500	1,506	—	(23,275,139)	(23,273,633)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(954,335)	(954,335)
Net income	—	—	—	—	—	750,481	750,481
Balance — September 30, 2023 (unaudited)	—	$—	15,062,500	$1,506	$—	$(23,478,993)	$(23,477,487)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	15,062,500	$1,506	$—	$(44,239,689)	$(44,238,183)
Net income	—	—	—	—	—	10,622,257	10,622,257
Balance — March 31, 2022 (unaudited)	—	—	15,062,500	1,506	—	(33,617,432)	$(33,615,926)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(560,625)	(560,625)
Net income	—	—	—	—	—	13,739,522	13,739,522
Balance - June 30, 2022 (unaudited)	—	—	15,062,500	1,506	—	(20,438,535)	$(20,437,029)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,877,431)	(1,877,431)
Net income	—	—	—	—	—	3,727,188	3,727,188
Balance - September 30, 2022 (unaudited)	—	$—	15,062,500	$1,506	$—	$(18,588,778)	$(18,587,272)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,794,132)	$28,088,967
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative asset and liabilities	4,911,882	(26,759,000)
Interest income and unrealized gain on investments held in Trust Account	(3,499,504)	(2,429,899)
Amortization of debt discount	27,005	—
Changes in operating assets and liabilities:
Prepaid expenses	(31,352)	581,901
Accounts payable	(3,908)	(6,821)
Accrued expenses	(1,241)	(186,866)
Due to related party	180,000	180,000
Non-current accounts payable and accrued expenses	161,836	74,510
Net cash used in operating activities	(1,049,414)	(457,208)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,080,000)	—
Cash withdrawn from Trust Account in connection with redemptions	363,614,595	—
Net cash provided by investing activities	362,534,595	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,780,000	—
Redemption of Ordinary shares	(363,614,595)	—
Net cash used in financing activities	(361,834,595)	—

Net change in cash	(349,414)	(457,208)
Cash - beginning of the period	399,123	908,154
Cash - ending of the period	$49,709	$450,946

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

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from July 24, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, since the closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In connection with the Extension, the holders of 35,712,662 Class A ordinary shares, representing approximately 89% of our issued and outstanding Class A ordinary shares, exercised their rights to redeem their shares for an aggregate redemption amount of approximately $363.6 million in cash. Subsequent to the redemption, 4,537,338 of our Class A ordinary shares remained outstanding. The respective Trust proceeds were placed in an interest bearing depository account at Citibank, N.A. to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act). As of September 30, 2023, this depository account was earning a 4.75% interest rate, subject to change periodically. This depository account is subject to the federally insured limit of up to $250,000. Additionally, subsequent to the redemption and as of the date the financial statements were available to be issued, the Company continued to meet the minimum requirements to remain listed on the NYSE.

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

Going Concern

As of September 30, 2023, the Company had approximately $50,000 in its operating bank account and working capital deficit of approximately $516,000.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

these condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not hold any cash equivalents.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,537,338 shares and 40,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets, respectively.

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$173,735	$576,746	$(1,054,672)	$(1,739,460)

Denominator:
Basic and diluted weighted average common shares outstanding	4,537,338	15,062,500	9,132,717	15,062,500

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.12)	$(0.12)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,712,214	$1,014,974	$20,439,881	$7,649,086

Denominator:
Basic and diluted weighted average common shares outstanding	40,250,000	15,062,500	40,250,000	15,062,500

Basic and diluted net income per common share	$0.07	$0.07	$0.51	$0.51

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3- INITIAL PUBLIC OFFERING

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, or for general operating purposes, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On May 20, 2021, the Company issued a Working Capital Loan in the principal amount of $1,000,000 to the Sponsor. As of September 30, 2023 and December 31, 2022, $1.0 million was drawn in aggregate on the working capital loans and presented their fair value of approximately $186,000 and $72,000, respectively, on the accompanying condensed balance sheets.

In connection with the Extension Meeting, as described in Note 1 on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. Additionally, the Sponsor funded three drawdowns by the Company on April 28, 2023, May 10, 2023, and August 1, 2023 in the principal amount of $360,000, $200,000, and $660,000 respectively. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2023, $1.78 million was drawn in aggregate on the Promissory Note – Related Party, presented, net of discount of approximately $32,000, on the accompanying condensed balance sheets.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. The Company incurred approximately $60,000 and $180,000 , $60,000, and $180,000 in General and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively. Approximately $639,000 and $459,000 was included in Due to related party at September 30, 2023 and December 31, 2022, respectively.

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

Non-current accounts payable and accrued expenses

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of September 30, 2023 and December 31, 2022, the Company recorded an aggregate of approximately $739,000 and $577,000, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,537,338 and 40,250,000 shares of class A ordinary shares outstanding, respectively, all of which were subject to possible redemption.

As of September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$402,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(22,089,093)
Proceeds allocated to Public Warrants at issuance	(12,397,000)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	34,486,093
Class A ordinary shares subject to possible redemption as of December 31, 2021	402,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,918,813
Class A ordinary shares subject to possible redemption as of December 31, 2022	408,418,813
Less redemptions by shareholders of Class A ordinary shares subject to possible redemption in connection with the Extension (see Note 1)	(363,614,595)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,768,654
Class A ordinary shares subject to possible redemption as of March 31, 2023	47,572,872
Increase in redemption value of Class A ordinary shares subject to possible redemption	856,515
Class A ordinary shares subject to possible redemption as of June 30, 2023	48,429,387
Increase in redemption value of Class A ordinary shares subject to possible redemption	954,335
Class A ordinary shares subject to possible redemption as of September 30, 2023	$49,383,722

NOTE 8 - SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, respectively, there were 4,537,338 shares and 40,250,000 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 15,062,500 Class B ordinary shares issued and outstanding.

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

Preference Shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

NOTE 9 - DERIVATIVE LIABILITIES

Warrants

As of September 30, 2023 and December 31, 2022, the Company has 8,050,000 Public Warrants and 10,050,000 Private Placement Warrants outstanding.

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

NOTE 10 - FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$—	$—	$—
Liabilities:
Derivative warrant liabilities - Public	1,529,500	—	—
Derivative warrant liabilities - Private	—	—	1,909,500
Derivative liabilities – Forward purchase agreement	—	—	2,726,000
Working capital loan	—	—	185,800
Conversion option liability	—	—	136,350

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$328,414,326	$—	$—
Liabilities:
Derivative warrant liabilities - Public	402,500	—	—
Derivative warrant liabilities - Private	—	—	502,500
Derivative liabilities - Forward purchase agreement	—	—	539,000
Working capital loan	—	—	72,000
(1)	Excludes $0 and $50,714,282 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value and $49,483,722 and $29,390,205 in cash at September 30, 2023 and December 31, 2022, respectively.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2023.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. The Company’s Private Placement Warrants are valued a using Black-Scholes pricing model. The Company’s working capital loan and are valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The Company’s conversion option liability is valued using a Monte Carlo simulation analysis on the convertible feature of the Promissory Note. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended September 30, 2023 and 2022, the Company recognized a gain on the accompanying unaudited condensed statements of operations resulting from an decrease in the fair value of derivative liabilities of approximately $540,000 and $2.2 million, respectively, presented as Change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized a (loss)/gain on the accompanying unaudited condensed statements of operations resulting from an (increase)/decrease in the fair value of derivative liabilities of approximately ($4.9 million) and $26.8 million, respectively, presented as Change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2023 and 2022, respectively, are summarized as follows:

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2022	$502,500	$539,000	$1,041,500
Change in fair value of derivative warrant liabilities	1,507,500	—	1,507,500
Change in fair value of forward purchase agreement	—	2,880,000	2,880,000
Derivative (assets) liabilities at March 31, 2023	$2,010,000	$3,419,000	$5,429,000
Change in fair value of derivative warrant liabilities	100,500	—	100,500
Change in fair value of forward purchase agreement	—	(494,000)	(494,000)
Derivative (assets) liabilities at June 30, 2023	$2,110,500	$2,925,000	$5,035,500
Change in fair value of derivative warrant liabilities	(201,000)	—	(201,000)
Change in fair value of forward purchase agreement	—	(199,000)	(199,000)
Derivative (assets) liabilities at September 30, 2023	$1,909,500	$2,726,000	$4,635,500

	Derivative warrant	Forward purchase
	liabilities	agreement	Total
Derivative (assets) liabilities at December 31, 2021	$18,793,500	$1,697,000	$20,490,500
Change in fair value of derivative warrant liabilities	(5,326,500)	—	(5,326,500)
Change in fair value of forward purchase agreement	—	(1,236,000)	(1,236,000)
Derivative (assets) liabilities at March 31, 2022	13,467,000	461,000	13,928,000
Change in fair value of derivative warrant liabilities	(10,351,500)	—	(10,351,500)
Change in fair value of forward purchase agreement	—	(77,000)	(77,000)
Derivative (assets) liabilities at June 30, 2022	3,115,500	384,000	3,499,500
Change in fair value of derivative warrant liabilities	(1,306,500)	—	(1,306,500)
Change in fair value of forward purchase agreement	—	460,000	460,000
Derivative (assets) liabilities at September 30, 2022	$1,809,000	$844,000	$2,653,000

The change in the fair value of the working capital loan measured with Level 3 inputs for the three and nine months ended September 30, 2023 is summarized as follows:

Fair value of working capital loan as of December 31, 2022	$72,000
Change in fair value of working capital loan	134,410
Fair value of working capital loan as of March 31, 2023	$206,410
Change in fair value of working capital loan	7,190
Fair value of working capital loan as of June 30, 2023	$213,600
Change in fair value of working capital loan	(27,800)
Fair value of working capital loan as of September 30, 2023	$185,800

The change in the fair value of the working capital loan measured with Level 3 inputs for the three and nine months ended September 30, 2022 is summarized as follows:

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

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the conversion option liability measured with Level 3 inputs for the three and nine months ended September 30, 2023 is summarized as follows:

Fair value of conversion option liability as of December 31, 2022	$—
Initial measurement of conversion option liability on February 6, 2023	19,668
Change in fair value of conversion option liability	(1,300)
Fair value of conversion option liability as of March 31, 2023	$18,368
Initial measurement of conversion option liability on April 28, 2023	4,935
Initial measurement of conversion option liability on May 10, 2023	2,332
Change in fair value of conversion option liability	110,557
Fair value of conversion option liability as of June 30, 2023	$136,192
Initial measurement of conversion option liability on August 1, 2023	32,333
Change in fair value of conversion option liability	(32,175)
Fair value of conversion option liability as of September 30, 2023	$136,350

The valuation methodologies for the warrants, working capital loan,forward purchase agreement, and conversion option included on the accompanying condensed balance sheets include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination. The warrant valuation models also include expected volatility, which can vary depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since March 2021. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants may vary from the volatility of the public warrants depending on the specific characteristics of the public and private placement warrants. As of September 30, 2023 and December 31, 2022, we assumed a volatility based on the implied volatility of the Public Warrants issued by the Company.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of September 30,	As of December 31,
Private Warrants	2023	2022
Stock price	$10.90	$10.10
Volatility	5.5%	1.2%
Expected life of the options to convert	5.2	5.1
Risk-free rate	4.6%	4.0%
Dividend yield	0.0%	0.0%

CC NEUBERGER PRINCIPAL HOLDINGS III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of September 30,	As of December 31,
Forward Purchase Agreements	2023	2022
Stock price	$10.90	$10.10
Probability of closing	10.0%	7.5%
Discount term	0.6	0.3
Risk-free rate	4.6%	4.0%

	As of September 30,	As of December 31,
Working Capital Loan	2023	2022
Stock price	$10.90	$10.10
Volatility	5.5%	1.2%
Expected life of the options to convert	5.2	5.0
Risk-free rate	4.6%	4.0%
Dividend yield	0.0%	0.0%
Probability of merger closing	10.0%	7.5%

	As of September 30,	May 10, 2023	April 28, 2023	February 6, 2023
Conversion option liability	2023	(initial measurement)	(initial measurement)	(initial measurement)
Stock price	$10.90	$10.45	$10.33	$10.10
Volatility	5.5%	4.5%	5.2%	8.1%
Expected life of the options to convert	5.2	5.2	5.2	5.2
Risk-free rate	4.6%	3.4%	3.5%	3.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Probability of merger closing	10.0%	20.0%	20.0%	20.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date that the condensed financial statements were issued. Based upon this review, the Company determined there have been no events that have occurred that would require adjustments to the disclosures in the condensed financial statements, other than the following.

On November 7, 2023, the Company filed a Form 8-K, announcing that the board of directors have decided not to proceed with another one-month extension, as permitted under the Company's amended and restated memorandum and articles that allow the Company to extend the date by which it must complete its initial business combination.

As per the Company's Articles, by not consummating an initial business combination within the time period required, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Company's trust account (the “Trust Account”), including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and the Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On August 1, 2023, the Company deposited $360,000 into the Company’s trust established in connection with the Company's initial public offering, for its Class A subject to redemption shareholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from August 5, 2023 to November 5, 2023 (the “Extension”). The Extension includes the fourth, fifth and sixth of up to nine one-month extensions permitted under the Company’s amended and restated memorandum and articles of association and provides the Company with additional time to complete its initial business combination. The Company funded the Extension by drawing down on the Promissory Note issued by the Company to the Sponsor (as discussed in Note 5).

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

Results of Operations

Our entire activity from inception through September 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, forward purchase agreement and working capital loan at each reporting period.

For the three months ended September 30, 2023, we had net income of approximately $751,000, which consisted of approximately $540,000 gain from changes in fair value of derivative financial instruments and approximately $594,000 in gains on investments held in the Trust Account, which was partially offset by approximately $366,000 in general and administrative costs and approximately $18,000 of amortization of debt discount.

For the three months ended September 30, 2022, we had net income of approximately $3.7 million, which consisted of approximately $333,000 in general and administrative costs, which was more than offset by $2.2 million gain from changes in fair value of derivative financial instruments and approximately $1.9 million in unrealized gains earned on investments held in the Trust Account.

For the nine months ended September 30, 2023, we had a net loss of approximately $2.8 million, which consisted of approximately $1.4 million in general and administrative costs, $4.9 million loss from changes in fair value of derivative financial instruments and approximately $27,000 of amortization of debt discount, which was partially offset by approximately $3.5 million in gain on investments held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $28.1 million, which consisted of approximately $1.1 million in general and administrative costs, which was more than offset by $26.8 million gain from changes in fair value of derivative financial instruments and approximately $2.4 million in unrealized gains earned on investments held in the Trust Account.

Going Concern

As of September 30, 2023, we had approximately $50,000 in our operating bank account and working capital deficit of approximately $516,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2023 and December 31, 2022, $1.0 million was drawn in aggregate on the working capital loans and presented at their fair value of approximately $186,000 and $72,000, respectively, on the accompanying condensed balance sheets. And as of September 30, 2023, $1.78 million was drawn in aggregate on the Promissory Note – Related Party, presented net of discount of approximately $1.75 million, on the accompanying condensed balance sheets.

Administrative Support Agreement

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination or its liquidation, to reimburse an affiliate of the Sponsor a total of $20,000 per month for office space, secretarial and administrative services.

We incurred approximately $60,000 and $180,000, $60,000, and $180,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2023 and 2022, respectively. Approximately $639,000 and $459,000 was included in due to related party at September 30, 2023 and December 31, 2022, respectively.

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

Deferred Legal Fees

We entered into an engagement letter to obtain legal advisory services, pursuant to which our legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of September 30, 2023 and December 31, 2022, we recorded an aggregate of approximately $739,000 and $577,000 in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,537,338 shares and 40,250,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our accompanying condensed balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2023.

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

In connection with the Extension Meeting, as described in Note 1 on February 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,040,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $560,000 on February 6, 2023. Additionally, the Sponsor funded three drawdowns by the Company on April 28, 2023, May 10, 2023, and August 1, 2023 in the principal amount of $360,000, $200,000, and $660,000 respectively. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. At the election of the payee, up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.

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

Dated: November 13, 2023	CC NEUBERGER PRINCIPAL HOLDINGS III
	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer